Form 10QSB
period 2007-09-30
Skyview Holdings Corp.
filed 2007-11-01
CIK 1390028

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number 000-52480


                             SKYVIEW HOLDINGS CORP.
        (Exact name of Small Business Issuer as Specified in its Charter)

Delaware                                                              35-2287663
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                         Identification Number)

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

Common, $.00001 par value per share: 5,000,000 outstanding as of November 1, 2007

================================================================================

                         PART I - FINANCIAL INFORMATION


                             SKYVIEW HOLDINGS CORP.


                         Index to Financial Information
                         Period Ended September 30, 2007


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

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                         SEPTEMBER 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

                                  ASSETS
                                                              September 30, 2007
                                                              ------------------
                                                                     (Unaudited)
Current Assets:

Cash and Equivalents                                                 $      240
                                                                     ----------

Total Assets                                                         $      240
                                                                     ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

Due to officer/shareholder                                           $    6,254
                                                                     ----------

     Total Liabilities                                                    6,254
                                                                     ==========

Shareholders' Equity (Deficiency):

Preferred Stock, $0.00001 par value,
2,500,000 shares authorized
None issued and outstanding                                                  --

Common Stock, $0.00001 par value,
100,000,000 shares authorized
5,000,000 issued and outstanding                                             50

Deficit Accumulated During the Development Stage                         (6,064)
                                                                     ----------

     Total Shareholders' Equity (Deficiency)                             (6,064)
                                                                     ----------

     Total Liabilites and Shareholders' Equity (Deficiency)          $      240
                                                                     ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
  FOR THE PERIOD ENDED JANUARY 11, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         Jan 11, 2007
                                                   Three Months           (Inception)
                                                          Ended                    To
                                             September 30, 2007    September 30, 2007
                                             ------------------    ------------------

REVENUE:                                           $         --          $         --

EXPENSENS:

Professional fees                                           500                 4,500
Organizations Expenses                                       --                   339
Outside Services                                            392                 1,225
                                                   ------------          ------------

Net Loss                                           $       (892)         $     (6,064)
                                                   ============          ============

Basic and diluted net loss per share               $         --          $         --
                                                   ============          ============

Weighted average shares used in calculating
Basic and diluted net loss per share                  5,000,000             5,000,000
                                                   ============          ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
     FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2007
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                           Number of      Common    Accumulated
                                            Shares         Stock      Deficit        Total
                                            ------         -----      -------        -----

Balance at January 11, 2007 (Inception)           --    $      --    $      --     $      --

Net Loss for the period                           --           --       (6,064)       (6,064)

Shares Issued for cash                     5,000,000           50           --            50
                                           ---------    ---------    ---------     ---------

Balance at September 30, 2007              5,000,000    $      50    $  (6,064)    $  (6,014)
                                           =========    =========    =========     =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
    FROM JANUARY 11, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                          $   (6,064)
   Increase in accrued liabilities                                           --
                                                                     ----------
      Net cash used in operations                                        (6,064)
Cash Flows from Financing Activities:
      Officer /shareholder loans                                          6,254
      Proceeds from issuance of common stock                                 50
                                                                     ----------
Net increase in cash                                                      6,304
Cash-Beginning of period                                                     --
                                                                     ----------
Cash-End of period                                                   $      240
                                                                     ==========
Supplemental Disclosure of Cash Flow Information:
      Taxes paid                                                     $       --
                                                                     ==========
      Interest paid                                                  $       --
                                                                     ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Skyview Holding Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. At September 30, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

INTERIM FINANCIAL INFORMATION

The interim financial statements of Skyview Holdings Corp. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the entire year.

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 2007 (UNAUDITED)
--------------------------------------------------------------------------------

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

NOTE 3 - RELATED PARTY TRANSACTIONS

From January 11, 2007 (Inception) through September 30, 2007 a shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

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

       Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to September 30, 2007. Total expenses for the period ended September 30, 2007 were $6,064. These expenses consisted primarily of organizational, professional fees and outside services. The Company incurred a net loss of $6,064 for the period from January 11, 2007 (inception) to September 30, 2007. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At September 30, 2007, we had total assets of $240, total liabilities of $6,254 and a working capital deficit of $6,014.

Off-Balance Sheet Arrangements

      We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

      The Company's Principal Executive Officer and Principal Financial Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, such officer has concluded that, as of September 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:
(i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                              SKYVIEW HOLDINGS CORP.
                                              (Registrant)


Dated:  November 1, 2007                By:   /s/ Donald R. McKelvey
        ----------------                      ----------------------
                                              Donald R. McKelvey, President
                                              (Principal Executive Officer and
                                              Principal Accounting and Financial
                                              Officer)