Form 10KSB
period 2007-12-31
Skyview Holdings Corp.
filed 2008-03-31
CIK 1390028

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2007

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-52480

                             SKYVIEW HOLDINGS CORP.
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                             35-2287663
(State or other                                                 (I.R.S. Employer
jurisdiction                                                      Identification
of incorporation or                                                      Number)
organization)

68 Skyview Terrace
Clifton, New Jersey                                                        07011
(Address of principal                                                 (Zip Code)
executive offices)

         Issuer's telephone number, including area code: (973) 523-0835

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock ($.00001 par value)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |X| No |_|

State Issuer's revenues for its most recent fiscal year: $-0-

As of March 15, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer was $0. The number of shares outstanding of the Common Stock ($.00001 par value) of the Issuer as of the close of business on March 15, 2008 was 5,000,000.

                    Documents Incorporated by Reference: None

          Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

                             SKYVIEW HOLDINGS CORP.

                                TABLE OF CONTENTS


                                     PART I
                                                                            Page

Item 1.      Description of Business                                           3

Item 2.      Description of Property                                          10

Item 3.      Legal Proceedings                                                10

Item 4.      Submission of Matters to a Vote of Security Holders              10

                                   PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities         10

Item 6.      Management's Discussion and Analysis or Plan of Operation        11

Item 7.      Financial Statements                                             12

Item 8.      Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                  12

Item 8A(T).  Controls and Procedures                                          12

Item 8B.     Other Information                                                12


                                  PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of
             the Exchange Act                                                 13

Item 10.     Executive Compensation                                           14

Item 11.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  14

Item 12.     Certain Relationships and Related Transactions,
             and Director Independence                                        15

Item 13.     Exhibits                                                         15

Item 14.     Principal Accountant Fees and Services                           15

             Signatures                                                       17

                           Forward-Looking Statements

      This report contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. We do not intend to update these forward-looking statements.

                                     PART I

Item 1. Description of Business.

Business Development

      Skyview Holdings Corp. ("we", "us", "our" or the "Company") was incorporated in the State of Delaware on January 11, 2007. Since inception, we have been engaged in organizational efforts and obtaining initial financing. We were formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the "SEC") on February 21, 2007, and since its effectiveness, the Company has begun efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

Business of the Issuer

      The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies". Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We elected to file a Form 10-SB Registration Statement on a voluntary basis in order to become a reporting company under the Exchange Act. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

      We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

      The analysis of new business opportunities has and will be undertaken by or under the supervision of our sole officer and director. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

      (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

      (ii) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

      (iii) Strength and diversity of management, either in place or scheduled for recruitment;

      (iv) Capital requirements and anticipated availability of required funds, to be provided by us from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

      (v) The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

      (vi) The extent to which the business opportunity can be advanced;

      (vii) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

      (viii) Other relevant factors.

      In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

      Form of Acquisition

      The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

      It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

      Our present stockholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole director may resign and new directors may be appointed without any vote by stockholders.

      In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

      It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

      We presently have no employees apart from our management. Our sole officer and director is engaged in outside business activities and anticipates he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Risk Factors

      In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Our business is difficult to evaluate because we have no operating history.

      The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is uncertainty as to our ability to continue as a going concern.

      Our financial statements for the year ended December 31, 2007, as well as the report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net operating loss for the period and a shareholders' deficiency. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from stockholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms. Our sole officer and director has agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the Board of Directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Our business will have no revenues unless and until we merge with or acquire an operating business.

      Because we do not anticipate having any revenues for the indefinite future, and will likely have to finance operating expenses until such time as we may be able to consummate a business combination through proceeds obtained from shareholder loans or sales of equity, we are likely to incur a net operating loss that will increase continuously until we are able to consummate a business combination with a profitable operating enterprise. There can be no assurance, however, that we will be able to identify a suitable enterprise in this regard and consummate a business combination, either eventually or at all.

Our management has certain inherent conflicts of interest that may cause it to act adversely to the interests of our stockholders.

      Donald R. McKelvey, our President, Secretary, Treasurer and sole director, is currently involved with another blank check company that shares an interest in identifying and pursuing possible business combinations with private operating companies. In the future, Mr. McKelvey may become involved in other blank check companies. Although Mr. McKelvey will at all times be bound by his fiduciary duties to stockholders, there can be no assurance that the existing and inherent conflict of interest created by Mr. McKelvey's positions in relation to the Company, on the one hand, and each of the other blank check companies with which he is involved, on the other, will not otherwise result in a loss of economic opportunity to our stockholders. In addition, the terms of a business combination involving the Company may include such terms as Mr. McKelvey remaining a director or officer of the Company and/or continuing to work for the surviving entity. The terms of a business combination may provide for a payment by cash or otherwise to Mr. McKelvey for the purchase or retirement of all or part of his Common Stock of the Company by a target company. Mr. McKelvey would directly benefit from such employment or payment. Such benefits may influence Mr. McKelvey's choice of a target company. There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to us. However, any attempt by stockholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

There is intense competition for those private companies suitable for a merger transaction of the type we intend to pursue.

      We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. Consequently, we will be at a competitive disadvantage in being able to identify attractive business opportunities and successfully complete a business combination. These competitive factors may reduce the likelihood of our ultimately being able to successfully identify and consummate a business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable business combination.

      The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

We have no existing agreement for a business combination or other transaction.

      There is not currently in place any arrangement, agreement or understanding involving the Company with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for purposes of evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

      While seeking a business combination, our management anticipates devoting no more than a few hours per week in total to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

      Target companies without previously prepared and/or audited financial statements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the company involved. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain within a certain time frame the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act remain applicable.

We may be subject to further government regulation which would adversely affect our operations.

      Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act") since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If this were to occur, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. To date, we have obtained no formal determination from the SEC as to our status under the Investment Company Act and could, therefore, be determined at some later date to be an unregistered investment company, which could subject us to material adverse consequences.

 Any potential acquisition or merger with a foreign company may subject us to additional risks.

      If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders, and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency, and balance of payments positions, and in other respects.

We may be subject to certain tax consequences in our business, which may increase our cost of doing business.

      We may not be able to structure a business combination to which we become a party in such a way as to result in tax-free treatment for the parties involved, which could deter third parties from entering into certain business combinations with us or result in us or our stockholders being taxed on consideration received in such a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. Although we intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity, there can be no assurance that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution.

      Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 2,500,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors currently has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination, or otherwise, dilution to the interests of our then existing stockholders will occur and the rights of the holders of common stock may be materially and adversely affected.

We have not conducted or otherwise obtained any market research regarding potential business opportunities, which may affect our ability to identify a business to merge with or acquire.

      To date, we have neither conducted nor obtained from others results of market research concerning prospective business opportunities. We have no assurances, as a result, that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There can be no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

There is currently no trading market for our common stock.

      There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act. Outstanding shares of our common stock currently cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act ("Rule 144"), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the "Wulff Letter"). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a "shell company" have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a "shell company" (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

      Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC's review of a future resale registration statement.

      Since shares of our common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

      In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer's securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act ("Rule 415"), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or "cut back" the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder's liquidity in common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

Because we may seek to complete a business combination through a "reverse merger", following such a transaction we may not be able to attract the attention of major brokerage firms.

      Additional risks may exist since we will assist a privately held business to become public through a "reverse merger". Securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that our common stock will ever be listed on NASDAQ or one of the national securities exchanges.

      To the extent that we consummate a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange, either immediately or after some period of time. There can be no assurance, however, that we will be able to meet the initial listing standards of either of those or any other stock exchange or quotation service at such time, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange or quotation service. After completing a business combination, until our common stock is listed on the NASDAQ or one of the national stock exchanges, for which there can be no assurance, we expect that our common stock would be eligible to trade on the OTC Bulletin Board (the "OTCBB"). The OTCBB, however, is not an exchange and, because obtaining accurate quotations as to the market value of a given security on the OTCBB is not always possible, and because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a national exchange or on NASDAQ, sellers of securities traded on the OTCBB are likely to have more difficulty disposing of their securities than sellers of securities that are listed on a national exchange or on NASDAQ.

We cannot assure you that following a business combination with an operating business, our common stock will not be subject to the "penny stock" regulations, which would likely make it more difficult to sell.

      To the extent that we consummate a business combination and our common stock becomes listed for trading on a quotation service, our common stock may constitute a "penny stock," which generally is a stock trading under $5.00 and that is not registered on national securities exchanges or quoted on one of the higher NASDAQ tiers. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. To the extent that our common stock becomes subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

Our board of directors has broad authorization to issue preferred stock.

      Our Certificate of Incorporation authorizes the issuance of up to 2,500,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our common stock. Under certain circumstances, the preferred stock could be utilized as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention of issuing any shares of preferred stock, there can be no assurance that we will not do so in the future.

This report contains forward-looking statements and information relating to us, our industry and to other businesses.

      These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this registration statement, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this registration statement. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this registration statement or to reflect the occurrence of unanticipated events.

      Except as required by the Federal Securities Law, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2. Description of Property.

      The Company neither rents nor owns any properties. We currently maintain our office and use the equipment at the home of the sole officer and director of the Company on a month-to-month basis and at no cost. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

      The Company is not a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

      Our Common Stock is not currently trading publicly on any stock exchange or over-the-counter quotation service.

Common and Preferred Stock

      We are authorized by our Certificate of Incorporation to issue an aggregate of 102,500,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.00001 per share (our "Common Stock") and 2,500,000 are shares of preferred stock, par value $.00001 per share (our "Preferred Stock"). As of the date hereof, 5,000,000 shares of our Common Stock and no shares of our Preferred Stock were issued and outstanding.

Holders

      As of March 15, 2008, there were two holders of record of a total of 5,000,000 shares of our Common Stock.

Dividends

      We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds in our pursuit for an appropriate business combination.

Securities Authorized for Issuance Under Equity Compensation Plans

      There are no items requiring disclosure hereunder.

Recent Sales of Unregistered Securities

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Plan of Operation

      We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

      Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to December 31, 2007. Total expenses for the year ended December 31, 2007 were $15,064. These expenses consisted primarily of organizational, professional fees and outside services. The Company incurred a net loss of $15,064 for the period from January 11, 2007 (inception) to December 31, 2007. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At December 31, 2007, we had total assets of $240, total liabilities of $15,254 and a working capital deficit of $15,014.

Off-Balance Sheet Arrangements

      We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7. Financial Statements.

      See the Financial Statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 8A(T). Controls and Procedures.

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no material changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Annual Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

      Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

      This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 8B. Other Information.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

      Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified. None of the directors and officers is related to any other director or officer of the Company except as otherwise set forth below.

                                    Present Position           Has Served as
Name                   Age          and Offices                Director Since

Donald R. McKelvey     61           President, Secretary,      January 2007
                                    Treasurer and Director

      DONALD R. McKELVEY has been President, Secretary, Treasurer and a Director of the Company since its inception. For more than the past five years, Mr. McKelvey has been a private investor. In addition, from January 1995 to October 2004, he was Director, Chairman of the Board and Treasurer of Telco Technology, Inc. and he was also its President from March 1999 to October 2004. In October 2004, Telco Technology, Inc., now known as Greenshift Corporation, acquired the outstanding capital stock of GreenWorks Corporation. In connection with such transaction, Mr. McKelvey resigned as an officer and director of Telco Technology Inc. Additionally, Mr. McKelvey serves as President, Secretary, Treasurer and director of Skyview Development Corp., another blank check company.

Significant Employees

      None.

Family Relationships

      None.

Involvement in Certain Legal Proceedings

      There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Other Information

      The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert and believes that it has insufficient activities to justify hiring such an expert at this time.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on the Company's review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

      The Board of Directors has not adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

Item 10. Executive Compensation.

      Our sole officer and director has not received any cash remuneration since we were organized. There are not now in place any employment or similar agreements, written or otherwise, or understandings or arrangements, to which we are a party with our sole officer and director, and we do not anticipate that we will enter into any such agreements before we consummate a business combination, should that occur. Our sole officer and director intends to devote no more than a few hours per week to our affairs in the meantime.

      There are no understandings or agreements, written or otherwise, regarding remuneration to which our management will be entitled upon or following consummation by us of a business combination, should that occur, nor do we anticipate that our sole officer and director will receive or otherwise be entitled to any such remuneration in any such event. It is possible that, following the successful consummation of a business combination with an unaffiliated entity, should that occur, that entity may desire to employ or retain our sole officer and director for the purposes of providing services to the surviving entity.

      We have not adopted any retirement, pension, profit sharing, stock option, restricted stock, insurance or other similar plans or programs for the benefit of our employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth, as of March 15, 2008, the number of shares of Common Stock owned of record and beneficially by (i) executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company, and (ii) all directors and executive officers as a group.

                                   Amount and Nature
Name and Address                   of Beneficial Ownership      Percent of Class


Donald R. McKelvey(1)              2,500,000                    50.0%
68 Skyview Terrace
Clifton, NJ  07011

David M. Kaye                      2,500,000                    50.0%
30A Vreeland Road
Florham Park, NJ  07932

All Directors and Executive
Officers as a Group (1 person)     2,500,000                    50.0%

----------
(1)   Mr. McKelvey is the sole officer and director of the Company.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

      As of December 31, 2007, we have outstanding unsecured loans representing a total of $6,754 in outstanding debt obligations arising out of loans to us by Donald R. McKelvey, our sole officer and director and a record holder of 50% of our outstanding Common Stock. These loans are non-interest bearing and have no definite terms of repayment.

      David M. Kaye, a record holder of 50% of our outstanding Common Stock, is a partner of Kaye Cooper Fiore Kay & Rosenberg, LLP, an entity providing legal services to the Company. Such firm provided its services in connection with the preparation and filing of our Registration Statement on Form 10-SB at no cost. Since then, we have accrued $5,000 for additional services rendered by such firm for the year ended December 31, 2007.

      We currently maintain our office and use the equipment at the home of the Donald R. McKelvey on a month-to-month basis and at no cost. Management estimated that the value conveyed to us as a result of this arrangement is immaterial.

Director Independence

      Our board of directors currently consists of one member, Donald R. McKelvey who is also the Company's sole officer. Mr. McKelvey is not an independent director. We have determined his independence using the definition of independence set forth in NASD Rule 4200.

Item 13. Exhibits.

                                                                 Incorporated by
                                                                 Reference to

3.1     Certificate of Incorporation                             Exhibit 3.1 (1)
3.2     By-Laws                                                  Exhibit 3.2 (1)
31.1    Certification of Chief Executive Officer pursuant
        to Section 302 of the Sarbanes-Oxley Act of 2002
        (Rules 13a-14 and 15d-14 of the Exchange Act)                   *
31.2    Certification of Principal Financial Officer pursuant
        to Section 302 of the Sarbanes-Oxley Act of 2002
        (Rules 13a-14 and 15d-14 of the Exchange Act)                   *
32.1    Certification pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)                     *

----------
*     Filed herewith.

(1) Filed as an exhibit to the Company's Registration Statement on Form 10-SB filed on February 21, 2007, and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for fiscal 2007 (January 11, 2007 (inception) through December 31, 2007):

        Fee Category                        2007 Fees

        Audit Fees                          $8,500
        Audit Related Fees                  $0
        Tax Fees                            $0
        All Other Fees                      $0

        Total Fees                          $8,500

      Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

      Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

      Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

      All Other Fees. Consists of fees for product and services other than the services reported above.

      Pre-Approval Policies and Procedures

      Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SKYVIEW HOLDINGS CORP.


                                            By: /s/ Donald R. McKelvey
                                                ----------------------
                                                Donald R. McKelvey, President

                                            Dated: March 28, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                       Title                                Date


/s/ Donald R. McKelvey          President, Secretary,                03/28/2008
----------------------          Treasurer and Director               ----------
Donald R. McKelvey              (Principal Executive Officer
                                and Principal Accounting
                                and Financial Officer)

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
             JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Report of
Independent Registered Public Accounting Firm                            F-2

Balance Sheet                                                            F-3

Statement of Operations                                                  F-4

Statement of Shareholders' Deficiency                                    F-5

Statement of Cash Flows                                                  F-6

Notes to Financial Statements                                         F-7 - F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skyview Holdings Corp.

We have audited the accompanying balance sheet of Skyview Holdings Corp. as of December 31, 2007 and the related statements of operations, shareholders' deficiency and cash flows for the period January 11, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based our audit.

We conducted our audit in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Printing Components Inc. for the period January 11, 2007 (inception) through December 31, 2007, and the results of their operations and their cash flows for the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net operating loss for the period and a shareholders' deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from outcome of this uncertainty.


/s/ Kempisty & Company

Kempisty & Company
Certified Public Accountants, P.C.
New York, New York
February 19, 2008

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                DECEMBER 31, 2007
================================================================================

                                     ASSETS
                                                               December 31, 2007

Current Assets:

Cash and Equivalents                                                   $    240
                                                                       --------

       Total Assets                                                    $    240
                                                                       ========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

Due to officer/shareholder                                             $  6,754
Accrued expenses                                                          8,500
                                                                       --------

      Total Liabilities                                                  15,254
                                                                       ========

Shareholders' Equity (Deficiency):

Preferred Stock, $0.00001 par value,
  2,500,000 shares authorized
  None issued and outstanding                                                --

Common Stock, $0.00001 par value,
  100,000,000 shares authorized
  5,000,000 issued and outstanding                                           50

Deficit Accumulated during the Development Stage                        (15,064)
                                                                       --------

      Total Shareholders' Equity (Deficiency)                           (15,014)
                                                                       --------

      Total Liabilities and Shareholders' Equity (Deficiency)          $    240
                                                                       ========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
   FOR THE PERIOD ENDED JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007
================================================================================

                                                                    Jan 11, 2007
                                                                     (Inception)
                                                                              To
                                                               December 31, 2007

REVENUE:                                                            $       --

EXPENSES:

Professional fees                                                        13,500
Organization Expense                                                        339
Outside Services                                                          1,225
                                                                    -----------

Net Loss                                                            $   (15,064)
                                                                    ===========

Basic and diluted net loss per share                                $      --
                                                                    ===========

Weighted average shares used in calculating
Basic and diluted net loss per share                                  5,000,000
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
      FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007
================================================================================

                                           Number
                                           Shares        Stock           Deficit        Total

Balance at January 11, 2007 (Inception)          --    $      --       $      --      $      --

Shares Issued for cash                    5,000,000           50              --             50

Net Loss for the period                          --           --         (15,064)       (15,064)
                                          ---------    ---------       ---------      ---------

Balance at December 31, 2007              5,000,000    $      50       $ (15,064)     $ (15,014)
                                          =========    =========       =========      =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
           FROM JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007
================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                           $(15,064)
    Increase in accrued expenses                                          8,500
                                                                       --------
        Net cash used in operations                                      (6,564)

Cash Flows from Financing Activities:
        Officer /shareholder loans                                        6,754
        Proceeds from issuance of common stock                               50
                                                                       --------
Net increase in cash                                                      6,804
Cash-Beginning of period                                                     --
                                                                       --------
Cash-End of period                                                     $    240
                                                                       ========
Supplemental Disclosure of Cash Flow Information:
        Taxes paid                                                     $     --
                                                                       ========
        Interest paid                                                  $     --
                                                                       ========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
================================================================================

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Skyview Holding Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. At December 31, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
================================================================================

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including accrued liabilities and due to officer/shareholder, approximates fair value because of the short maturity of these instruments.

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

NOTE 3 - INCOME TAXES

The components of the Company's tax provision as of January 31, 2007 were as follows:

               Current income tax expense        $      --
               Deferred income tax (benefit)            --
                                                 ---------
                                                 $      --
                                                 =========

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

               Net operating loss carryforward   $  2,600
                                                 --------
               Deferred tax asset                   2,600
               Valuation allowance                 (2,600)
                                                 --------
               Net Deferred tax asset            $     --
                                                 ========

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
================================================================================

Net operating loss carryforward's totaled approximately $15,000 at December 31, 2007. The net operating loss carryforwards will begin to expire in the year 2027 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2007 due to the uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period December 31, 2007:

             Tax expense (benefit) at Federal rate (34%)   $(5,200)
             Federal bracket adjustment                      2,600
             State income tax, net of Federal benefit           --

             Change in valuation allowance                   2,600
                                                           -------

             Net income tax (benefit) allowance            $    --
                                                           =======

Utilization of the Company's net operating loss carryforwards are limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 4 - RELATED PARTY TRANSACTIONS

At December 31, 2007 a shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

NOTE 5 - DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
================================================================================