Form 10-Q
period 2008-03-31
Skyview Holdings Corp.
filed 2008-05-14
CIK 1390028

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number 000-52480

                             SKYVIEW HOLDINGS CORP.
             (Exact name of Registrant as Specified in its Charter)

            Delaware                                      35-2287663
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                     Identification No.)

      68 Skyview Terrace
     Clifton, New Jersey                                     07011
    (Address of principal                                 (Zip Code)
      executive offices)

                 (973) 523-0835 (Registrant's Telephone Number,
                              Including Area Code)

                                 Not applicable
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   |X|     No   |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

             Large accelerated filer |_|     Accelerated filer         |_|
             Non-accelerated filer   |_|     Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                               Yes  |X|    No   |_|

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Common, $.00001 par value per share:
5,000,000 outstanding as of May 1, 2008.

================================================================================

                         PART I - FINANCIAL INFORMATION

                             SKYVIEW HOLDINGS CORP.

                         Index to Financial Information
                           Period Ended March 31, 2008

      Item                                                              Page

      Item 1 -  Financial Statements:

      Balance Sheets                                                      4

      Statements of Operations                                            5

      Statements of Shareholders' Deficiency                              6

      Statements of Cash Flows                                            7

      Notes to Financial Statements                                       8

      Item 2 -  Management's Discussion and Analysis
                of Financial Condition and Results of Operations         10

      Item 3 -  Quantitative and Qualitative Disclosures
                About Market Risk                                        11

      Item 4T - Controls and Procedures                                  11

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

The financial statements of Skyview Holdings Corp. (the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the period ended December 31, 2007.

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

--------------------------------------------------------------------------------

                                   ASSETS
                                                                              March 31,
                                                                                2008        December 31,
                                                                             (Unaudited)        2007
Current Assets:

Cash and Equivalents                                                        $        470    $        240
                                                                            ------------    ------------

Total Assets                                                                $        470    $        240
                                                                            ============    ============

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

Accrued Expense                                                             $      7,250    $      8,500
Due to officer/shareholder                                                         8,754           6,754
                                                                            ------------    ------------

    Total Liabilities                                                             16,004          15,254
                                                                            ------------    ------------

Shareholders' Equity (Deficiency):

Preferred Stock, $0.00001 par value,
2,500,000 shares authorized
None issued and outstanding                                                            0               0

Common Stock, $0.00001 par value,
100,000,000 shares authorized
5,000,000 issued and outstanding                                                      50              50

Deficit Accumulated during the Development Stage                                 (15,584)        (15,064)
                                                                            ------------    ------------

    Total Shareholders' Equity (Deficiency)                                      (15,534)        (15,014)
                                                                            ------------    ------------

    Total Liabilities and Shareholders' Equity (Deficiency)                 $        470    $        240
                                                                            ============    ============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

          FOR THE PERIOD ENDED JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31,
                  2007 FOR THE PERIOD ENDED JANUARY 11, 2007 (INCEPTION)
                             THROUGH MARCH 31, 2007
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
--------------------------------------------------------------------------------

                                                             January 11,       January 11,
                                                                2007              2007
                                          Three Months       (Inception)       (Inception)
                                             Ended               To                To
                                         March 31, 2008    March 31, 2007    March 31, 2008

REVENUE:                                 $           --    $           --    $           --

EXPENSES:

Professional fees                                   500             4,000            14,000
Organizations Expenses                               --               339               339
Outside Services                                     --               833             1,225
Bank Service Charge                                  20                --                20
                                         --------------    --------------    --------------

Net Loss                                 $         (520)   $       (5,172)   $      (15,584)
                                         ==============    ==============    ==============

Basic and diluted net loss per share     $        (0.00)   $        (0.00)   $        (0.00)
                                         ==============    ==============    ==============

Weighted average shares used in
calculating Basic and diluted net loss
per share
                                              5,000,000         5,000,000         5,000,000
                                         ==============    ==============    ==============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                                   (UNAUDITED)

             FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31,
                                      2007
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
--------------------------------------------------------------------------------

                                          Number of   Common   Accumulated
                                            Shares    Stock      Deficit        Total
                                          ---------   ------   -----------    --------

Balance at January 11, 2007 (Inception)          --   $   --     $     --     $     --

Shares Issued for Cash                    5,000,000       50           --           50

Net Loss for the period                          --       --      (15,064)     (15,064)
                                          ---------   ------     --------     --------

Balance at December 31, 2007              5,000,000   $   50     $(15,064)    $(15,014)
                                          ---------   ------     --------     --------

Net Loss for the period                          --       --         (520)        (520)
                                          ---------   ------     --------     --------

Balance at March 31, 2008                 5,000,000   $   50     $(15,584)    $(15,534)
                                          =========   ======     ========     ========

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

             FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31,
                         2007 FOR THE PERIOD JANUARY 11,
                     2007 (INCEPTION) THROUGH MARCH 31, 2007
                      FOR THREE MONTHS ENDED MARCH 31, 2008
--------------------------------------------------------------------------------

                                                                      January 11, 2007   January 11, 2007
                                                      Three Months       (Inception)       (Inception)
                                                          Ended              To                 To
                                                     March 31, 2008    March 31, 2007     March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                        $         (520)   $       (5,172)    $      (15,584)
     Increase in accrued liabilities                         (1,250)              500              7,250
                                                     --------------    --------------     --------------
         Net cash used in operations                         (1,770)           (4,672)            (8,334)

Cash Flows from Financing Activities:
       Officer /shareholder loans                             2,000             4,754              8,754
       Proceeds from issuance of common stock                    --                50                 50
                                                     --------------    --------------     --------------
         Net cash provided by financing activities            2,000             4,804              8,804

Net increase in cash                                          2,230             4,936              9,274
Cash-Beginning of period                                        240                --                 --
                                                     --------------    --------------     --------------
Cash-End of period                                   $          470    $        4,936     $        9,274
                                                     ==============    ==============     ==============
Supplemental Disclosure of Cash Flow Information:
         Taxes paid                                  $           --    $           --     $           --
                                                     ==============    ==============     ==============
         Interest paid                               $           --    $           --     $           --
                                                     ==============    ==============     ==============

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                           MARCH 31, 2008 (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Skyview Holding Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. At March 31, 2008, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

INTERIM FINANCIAL INFORMATION

The interim financial statements of Skyview Holdings Corp. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the entire year.

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                           March 31, 2008 (UNAUDITED)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

From January 11, 2007 (Inception) through March 31, 2008 a shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

NOTE 4 - DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

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

Plan of Operation

      Skyview Holdings Corp. ("we", "us", "our" or the "Company") was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

       Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to March 31, 2008. Total expenses for the three months ended March 31, 2008 were $520. Total expenses from inception to March 31, 2008 were $15,584. These expenses consisted primarily of organizational, professional fees and outside services. The Company incurred a net loss of $520 for the three months ended March 31, 2008 and $15,584 for the period from January 11, 2007 (inception) to March 31, 2008. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At March 31, 2008, we had total assets of $470, total liabilities of $16,004 and a working capital deficit of $15,534.

Off-Balance Sheet Arrangements

      We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 4T. Controls and Procedures.

      The Company's Principal Executive Officer and Principal Financial Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, such officer has concluded that, as of March 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

      None.


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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SKYVIEW HOLDINGS CORP.
                                        (Registrant)


Dated: May 13, 2008                     By: /s/ Donald R. McKelvey
       ------------                         ----------------------
                                            Donald R. McKelvey, President
                                            (Principal Executive Officer and
                                            Principal Accounting and Financial
                                            Officer)