Form 10-Q
period 2008-09-30
Skyview Holdings Corp.
filed 2008-11-12
CIK 1390028

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

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

          Large accelerated filer |_|   Accelerated filer         |_|
          Non-accelerated filer   |_|   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
                                 Yes |X| No |_|

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: Common, $.00001 par value per share:
5,000,000 outstanding as of November 1, 2008.

================================================================================

                         PART I - FINANCIAL INFORMATION

                             SKYVIEW HOLDINGS CORP.

                         Index to Financial Information
                         Period Ended September 30, 2008


Item                                                                    Page

Item 1 -  Financial Statements:

Balance Sheets                                                           4

Statements of Operations                                                 5

Statements of Shareholders' Deficiency                                   6

Statements of Cash Flows                                                 7

Notes to Financial Statements                                            8

Item 2 -  Management's Discussion and Analysis
          of Financial Condition and Results of Operations              11

Item 3 -  Quantitative and Qualitative Disclosures
          About Market Risk                                             12

Item 4T - Controls and Procedures                                       12

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

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

--------------------------------------------------------------------------------

                                                           September 30,   December 31,
                                                               2008           2007
                                                           (Unaudited)
Current Assets:

Cash and Equivalents                                       $        220    $        240
                                                           ------------    ------------

Total Assets                                               $        220    $        240
                                                           ============    ============

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:

Accrued Expense                                            $      5,500    $      8,500
Due to officer/shareholder                                       11,254           6,754
                                                           ------------    ------------

    Total Liabilities                                            16,754          15,254
                                                           ------------    ------------

Shareholders' Equity (Deficiency):

Preferred Stock, $0.00001 par value,
  2,500,000 shares authorized
  None issued and outstanding                                        --              --

Common Stock, $0.00001 par value,
  100,000,000 shares authorized
  5,000,000 issued and outstanding                                   50              50

Deficit Accumulated during the Development Stage                (16,584)        (15,064)
                                                           ------------    ------------

    Total Shareholders' Equity (Deficiency)                     (16,534)        (15,014)
                                                           ------------    ------------

    Total Liabilities and Shareholders' Equity
      (Deficiency)                                         $        220    $        240
                                                           ============    ============

                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

     FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008
       AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
--------------------------------------------------------------------------------

                                                                        January 11,    January 11,
                               Three          Three         Nine           2007           2007
                              Months         Months        Months       (Inception)    (Inception)
                               Ended          Ended         Ended           To             To
                             September      September     September      September      September
                                30,            30,           30,            30,            30,
                               2008           2007          2008           2007           2008
                               ----           ----          ----           ----           ----

REVENUE:                  $        --    $        --    $        --    $        --    $        --

EXPENSES:

Professional fees                 500             --          1,500          4,500         15,000
Organizations
Expenses                           --             --             --            339            339
Outside Services                   --            392             --          1,225          1,225
Bank Service Charge                --             --             20             --             20
                          -----------    -----------    -----------    -----------    -----------

Net Loss                  $      (500)   $      (392)   $    (1,520)   $    (6,064)   $   (16,584)
                          ===========    ===========    ===========    ===========    ===========

Basic and diluted
  net loss per share      $        --    $        --    $        --    $        --    $        --
                          ===========    ===========    ===========    ===========    ===========

Weighted average shares
  used in calculating
  basic and diluted
  net loss per share        5,000,000      5,000,000      5,000,000      5,000,000      5,000,000
                          ===========    ===========    ===========    ===========    ===========

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                                   (UNAUDITED)

     FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008

                                          Number of     Common    Accumulated
                                            Shares      Stock       Deficit       Total
                                            ------      -----       -------       -----

Balance at January 11, 2007 (Inception)           --   $     --   $       --    $     --

Shares Issued for Cash                     5,000,000         50           --          50

Net Loss for the period                           --         --      (15,064)    (15,064)
                                          ----------   --------   ----------    --------

Balance at December 31, 2007               5,000,000   $     50   $  (15,064)   $(15,014)
                                          ----------   --------   ----------    --------

Net Loss for the period                           --         --       (1,520)     (1,520)
                                          ----------   --------   ----------    --------

Balance at September 30, 2008              5,000,000   $     50   $  (16,584)   $(16,534)
                                          ==========   ========   ==========    ========

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

     FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008
            AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
--------------------------------------------------------------------------------

                                                               January 11,     January 11,
                                                   Nine           2007            2007
                                                  Months       (Inception)     (Inception)
                                                   Ended           To              To
                                                 September      September       September
                                                    30,            30,             30,
                                                   2008           2007            2008
                                                   ----           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                      $     (1,520)   $     (6,064)   $    (16,584)
  Increase(Decrease) in accrued liabilities         (3,000)             --           5,500
                                              ------------    ------------    ------------
Net cash used in operations                         (4,520)         (6,064)        (11,084)

Cash Flows from Financing Activities:
  Officer/shareholder loans                          4,500           6,254          11,254
  Proceeds from issuance of common stock                --              50              50
                                              ------------    ------------    ------------
Net cash provided from financing activities          4,500           6,304          11,304

Net increase (decrease) in cash                        (20)            240             220
Cash-Beginning of period                               240              --              --
                                              ------------    ------------    ------------
Cash-End of period                            $        220    $        240    $        220
                                              ============    ============    ============

Supplemental Disclosure of Cash Flow
Information:
  Taxes paid                                  $         --    $         --    $         --
                                              ============    ============    ============
  Interest paid                               $         --    $         --    $         --
                                              ============    ============    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Skyview Holdings Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. At September 30, 2008, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

INTERIM FINANCIAL INFORMATION

The interim financial statements of Skyview Holdings Corp. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine month period ended September 30, 2008 are not necessarily indicative of the operating results for the entire year.

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (UNAUDITED)
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recent accounting pronouncements to have a material impact on its financial condition or results of operations.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"). FSP No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have any impact on the Company's results of operations or financial position

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115," ("SFAS No. 159") which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The adoption of SFAS 159 had no impact on the Company's results of operations or financial position

GOING CONCERN

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

                             SKYVIEW HOLDINGS CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2008 (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SHAREHOLDERS' EQUITY

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash.

NOTE 3 - RELATED PARTY TRANSACTIONS

From January 11, 2007 through September 30, 2008 a shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

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

      Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to September 30, 2008. Total expenses for the three and nine months ended September 30, 2008 were $500 and $1,520 compared to $392 and $6,064 for the three and nine months ended September 30, 2007. Total expenses from inception to September 30, 2008 were $16,584. These expenses consisted primarily of organizational, professional fees and outside services. The Company incurred a net loss of $500 and $1,520 for the three and nine months ended September 30, 2008 compared to $392 and $6,064 for the three and nine months ended September 30, 2007, and $16,584 for the period from January 11, 2007 (inception) to September 30, 2008. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At September 30, 2008, we had total assets of $220, total liabilities of $16,754 and a working capital deficit of $16,534.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 4T. Controls and Procedures.

      The Company's Principal Executive Officer and Principal Financial Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, such officer has concluded that, as of September 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:
(i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                      SKYVIEW HOLDINGS CORP.
                                      (Registrant)


Dated: November 11, 2008         By: /s/ Donald R. McKelvey
       -----------------             ----------------------
                                     Donald R. McKelvey, President
                                     (Principal Executive Officer and
                                     Principal Accounting and Financial Officer)