Form 10-K
period 2008-12-31
Skyview Holdings Corp.
filed 2011-02-22
CIK 1390028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52480

SKYVIEW HOLDINGS CORP.

(Exact name of Registrant as Specified in its Charter)

Delaware	35-2287663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12913 42nd Ter. West, Cortez, FL	34215
(Address of principal executive offices)	(Zip Code)

(941) 794-0394

 (Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock ($.00001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐ No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☒       No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common, $.00001 par value per share: 3,000,000 outstanding as of February 18, 2011.

Documents Incorporated by Reference: None

SKYVIEW HOLDINGS CORP.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of View Systems, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. BUSINESS.

After the reporting period of this report, on December 14, 2010, we entered into a share exchange agreement with the chairman of Vision Technologies, Inc., a Delaware corporation (“VT”).  Consummation of the share exchange transaction is subject to approval by a majority, and notification of all, of VT’s shareholders, and, as a practical matter, the completion of audits for both the Registrant and VT.  See “Subsequent Events” under “ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Business Development

Skyview Holdings Corp. ("we", "us", "our" or the "Company") has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational and administrative activities.  We have no full-time employees and own no real estate or personal property.  We were formed as a vehicle to pursue a business combination but have not entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company.

Business of the Issuer

Our discussion of the proposed business under this caption and throughout this Form 10-K is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

Based on proposed business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. No trading market currently exists for our securities, and Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, or to register any securities under the Securities Act or state blue sky laws or the regulations thereunder until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a business combination. We, therefore, can be characterized as a "shell" corporation. As a "shell" corporation, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a "development stage" or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future.

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

We cannot estimate the time that it will take to effectuate a business combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a business combination on favorable terms, or, if such a business combination can be effected at all. We might identify and effectuate a business combination with a target business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the target business is not identified at this time. If this occurs, the Company and its shareholders might not realize any type of profit.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

As a general rule, federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for us, the target business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our proposed tax treatment of a particular business combination.

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

To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective stockholders. Tax considerations, as well as other relevant factors, will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

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

ITEM 1.A. RISK FACTORS

In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Our business is difficult to evaluate because we have no operating history.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination.  We have had no recent operating history nor any revenues or earnings from operations since inception.  We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is uncertainty as to our ability to continue as a going concern.

Our financial statements for the year ended December 31, 2008, as well as the report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net operating loss for the period and a shareholders' deficiency. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from stockholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms. Our sole officer and director has agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the Board of Directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

There is intense competition for those private companies suitable for a merger transaction of the type we intend to pursue

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

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a registration statement under the Securities Act or a period of twelve months elapses from the date our disclosure is made of the combination transaction. Outstanding shares of our common stock currently cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act ("Rule 144"), in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission's Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the "Wulff Letter"). The Wulff Letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. The SEC changed certain aspects of the Wulff Letter and such changes apply retroactively to our stockholders. Since February 15, 2008, all holders of shares of common stock of a "shell company" have been permitted to sell their shares of common stock under Rule 144, subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a "shell company" (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter.

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

To the extent that we consummate a business combination, we may seek the listing of our common stock on NASDAQ or another stock exchange or quotation service, either immediately or after some period of time. There can be no assurance, however, that we will be able to meet the initial listing standards of either a stock exchange or quotation service at such time, or that we will be able to maintain a listing of our common stock on either a stock exchange or quotation service.

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

Except as required by the federal securities laws, the Company does not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of filing of this Form 10-K or for any other reason.

ITEM 2.   PROPERTIES.

The principal office of the Company is located at 12913 42nd Terrace West, Cortez, Florida 34215, at the office of our director.  This space is provided to us rent-free.  We expect to be able to utilize this facility, free of charge, until such time as a business combination, if any, occurs.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is not a party to any pending material legal proceeding nor is it aware of any proceeding contemplated by any individual, company, entity or governmental authority involving the Company.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is not currently trading publicly on any stock exchange or over-the-counter quotation service.

Common and Preferred Stock

We are authorized by our Certificate of Incorporation to issue an aggregate of 102,500,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $.00001 per share (our "Common Stock") and 2,500,000 are shares of preferred stock, par value $.00001 per share (our "Preferred Stock"). As of the date hereof, 3,000,000 shares of our Common Stock and no shares of our Preferred Stock were issued and outstanding.

Holders

As of February 18, 2011, there was one holder of record of a total of 3,000,000 shares of our Common Stock.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds in our pursuit for an appropriate business combination.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no items requiring disclosure hereunder.

Recent Sales of Unregistered Securities

On November 24, 2010, Tony N. Frudakis, purchased from the Company 3,000,000 shares of our common stock for $20,500.00.  The sale was conducted without advertising and in a private transaction pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to December 31, 2008. Total expenses for the year ended December 31, 2008 were $6,588 as compared to the period of January 11, 2007 (inception) through December 31, 2008, which was $21,652. These expenses consisted primarily of organizational, professional fees and outside services. The Company incurred an accumulated loss of $21,652 for the period from January 11, 2007 (inception) to December 31, 2008. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At December 31, 2008, we had total assets of $370, total liabilities of $21,972 and a working capital deficit of $21,602, as compared to December 31, 2007, when we had total assets of $240, total liabilities of $15,254 and a working capital deficit of $15,014.

Our liquidity depends entirely on the willingness of our sole shareholder Tony N. Frudakis to pay our expenses. We have not attempted to raise cash from external sources and have no plan to do so.  As evidenced from our delinquent reporting status with the SEC, our controlling shareholders have often been unwilling or financially unable to pay timely the professional fees and expenses needed for us to maintain our reporting status with the SEC.  During 2010, Dr. Frudakis committed to expend the funds necessary for the Company to attain current reporting status with the SEC.  This means that we must file this Form 10-K, all Form 10-Q’s for 2009 and 2010, and our Forms 10-K for 2009 and 2010. However, Dr. Frudakis’ commitment is contingent on his financially ability to pay the expenses as they come due to complete our delinquent SEC filings.  Dr. Frudakis cannot guarantee that he will be able to complete all of the filings necessary to bring us into current reporting status with the SEC.

We do not have capital resources.

Off-Balance Sheet Arrangements

We have not had any off-balance sheet arrangements.

Subsequent Events

Change in Control

On November 24, 2010, Tony N. Frudakis, purchased from the Registrant 3,000,000 shares of its common stock for $20,500.00. A copy of the stock purchase agreement is filed as Exhibit 2.1 to Form 8-K filed on November 30, 2010 and is incorporated herein by reference.  Simultaneously, the Registrant redeemed a total of 5,000,000 shares of common stock from Donald R. McKelvey and David M. Kaye, resulting in a change of control. Copies of the respective redemption agreements are attached as exhibits 2.2 and 2.3 to Form 8-K filed on November 30, 2010 and are incorporated herein by reference.  Tony N. Frudakis beneficially and directly owns 3,000,000 shares of Common Stock as of the date of this report which represents (100%) of the outstanding Common Stock of the Registrant.  The shares acquired by Tony N. Frudakis include 3,000,000 shares of voting power.

On November 24, 2010, Donald R. McKelvey resigned from his positions as President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer and Director of the Company.  The resignation of Donald R. McKelvey was not the result of any disagreement with the Registrant on any matter relating to our operations, policies or practices.  Donald R. McKelvey’s written resignations are attached as exhibits 99.1 and 99.2 to Form 8-K filed on November 30, 2010.  The board of directors has not filled the vacancies created by the resignation of Donald R. McKelvey.

Meanwhile, on November 24, 2010, Tony N. Frudakis, Ph.D, age 43, was appointed as a director and President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer of the Registrant.

Entry into a Material Definitive Agreement

On December 14, 2010, the Company entered into a share exchange agreement with Vision Technologies, Inc., a Delaware corporation (“VT”) and with Robert “Lee” Thompson, VT’s CEO. Consummation of the share exchange transaction is subject to acceptance by a majority of VT’s shareholders and the completion of audits for both VT and the Company. If the conditions precedent are satisfied, on or about the time of the closing, the parties to the share exchange agreement will consummate the share exchange, a change of name, and a change of control of the Registrant.  Within 60 days of the closing of the share exchange transaction, the reorganized registrant will register the shares owned by Tony Frudakis and his assigns.  Mr. Frudakis also receives time-limited anti-dilution rights in the share exchange agreement.  The Merger is intended to qualify as a “reorganization” for federal income tax purposes. As a result of the exchange transaction, the holders of shares of VT common stock will receive one share of Company common stock for each share of VT common stock held immediately prior to the effective date of the exchange. Each share of Company common stock outstanding immediately prior to the exchange will be cancelled; however, these shares are owned by Tony Frudakis, a party to the share exchange agreement, who also owns shares of VT common stock.

The foregoing description of the share exchange agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement, which is filed as Exhibit 2.1 to Form 8-K filed on December 23, 2010 and is incorporated herein by reference. The Share Exchange Agreement has been included to provide information regarding the terms of the exchange, and is not intended to provide any other factual or financial information about the Company or VT.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SKYVIEW HOLDINGS CORP.

(a Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

                              R.R. Hawkins & Associates International, a Professional Corporation

                                                   DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

To the Board of Directors and Shareholders

Skyview Holdings, Inc.

Miami, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Skyview Holdings, Inc. a development stage company as of December 31, 2008 and the related statements of operations and cash flows from January  11, 2007 (date of inception) for the years ending December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Holdings, Inc. as of December 31, 2008, the results of operations and its cash flows from January 11, 2007 (date of Inception) for the year ended December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 2 to the financial statements, the Company has incurred net losses since inception, retained deficit and negative working capital, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ R.R. Hawkins and Associates International, a PC

February 16, 2011

Los Angeles, CA

5777 W. Century Blvd.  , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skyview Holdings Corp.

We have audited the accompanying balance sheet of Skyview Holdings Corp. as of December 31, 2007 and the related statements of operations, changes in shareholders' deficiency and cash flows for the period January 11, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Holdings Corp. at December 31, 2007 and the results of its operations and its cash flows for the period January 11, 2007 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net operating loss for the period and a shareholders’ deficiency. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

Kempisty & Company
Certified Public Accountants PC
New York, New York
February 19, 2008

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

Current Assets:
Cash and equivalents	$370	$240

Total Assets	$370	$240

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses	$8,650	$8,500
Shareholder’s loan	13,322	6,754
Total Current Liabilities	21,972	15,254

Total Liabilities	21,972	15,254

Shareholders' Deficit
Capital stock:
Preferred stock, $0.00001 par value, 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value, 100, 000, 000 shares authorized; 5,000,000 issued and outstanding	50	50
Deficit accumulated during the development stage	(20,652)	(15,064)

Total Stockholders’ Deficit	(21,602)	(15,014)

Total Liabilities and Stockholders’ Deficit	$370	$240

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2008	Cumulative from January 11, 2007 (Inception) to December 31, 2008

Revenues:	$-	$-

Operating Expenses:

Professional fees	5,350	18,850
Organization expense	-	339
Outside services	1,218	2,443
Bank service charge	20	20
Total Operating Expenses	6,588	21,652

Net Loss	$(6,588)	$(21,652)

Net loss per share - basic and diluted	$(.00)

Weighted average number of common shares outstanding	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

	Common Shares	Common Stock	Accumulated Deficit During Development Stage	Total
Balance at January 11, 2007 (Inception)	-	$-	$-	$-

Shares Issued for Cash	5,000,000	50	-	50

Net Loss for the period	-	-	(15,064)	(15,064)

Balance - December 31, 2007	5,000,000	$50	$(15,064)	(15,014)

Net Loss for the period	-	$-	(6,588)	(6,588)

Balance - December 31, 2008	5,000,000	$50	$(21,652)	$(21,602)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31, 2008

	For the Year Ended December 31, 2008	Cumulative From January 11, 2007 (Inception) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(6,588)	$(21,652)
Increase(decrease) in current assets and liabilities
Increase in accrued expenses	150	8,650
Net cash used in operating activities	(6,438)	(13,002)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholders as loan	6,568	13,322
Cash proceeds from sale of common stock	-	50
Net cash provided by financing activities	6,568	13,372

Net increase in cash and cash equivalents	130	370
Cash and cash equivalents - beginning of the period	240	-
Cash and cash equivalents - end of the period	$370	$370

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2008

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Skyview Holdings Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. The Company had not yet commenced any formal business operations as of December 31, 2008.  All activities to date have been related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The financial statements of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP). The Financial Accounting Standards Board (FASB) is the accepted standard setting body for establishing accounting and financial reporting principles.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $21,652 since the inception date of January 11, 2007, working capital deficiency of $21,602 as of December 31, 2008 and recorded net loss of $6,588 for the year ended December 31, 2008. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2008 towards obtaining additional equity financing and exploring possible merger candidates and expanding the Company’s business. The existing principal shareholders of the shares, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.

Fair value of Financial Instruments and Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1- applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accrued expenses and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potentially dilutive common shares outstanding as of December 31, 2008.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and do not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s financial statements.

In January 2010, FASB issued Accounting Standards Update ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect this standard to have any material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted. The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder for its working capital requirements amounting to $13,322 as of December 31, 2008. Advances due to a shareholder are non-interest bearing, unsecured and have no definite terms of repayment.

NOTE 4 - SHAREHOLDERS' EQUITY

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. No additional shares have been issued as of December 31, 2008.

NOTE 5:  INCOME TAXES

Income tax expense for the year ended December 31, 2008 is summarized as follows:

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

December 31, 2008
Tax expense (credit) at statutory rate - federal	(34%)
State tax expense net of federal tax	-
Valuation allowance	34%
Tax expense at actual rate	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2008 is as follows:

December 31, 2008
Deferred tax assets:
Net operating loss carry forward	$ 7,362
Total gross deferred tax assets	7,362
Less - valuation allowance	(7,362)
Net deferred tax assets	$ -

Deferred income taxes are provided for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the bases of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

The Company’s provision for income taxes differs from applying the statutory U.S. Federal income tax rate to income before income taxes. The primary differences result from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

At December 31, 2008, the Company had net accumulated losses of approximately $21,652 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2027. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $2,240, respectively.

In the normal course of business, the Company’s income tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessment by these taxing authorities. Accordingly, the Company believes that it is more likely than not that it will realize the benefits of tax positions it has taken in its tax returns or for the amount of any tax benefit that exceeds the cumulative probability threshold in accordance with FASB ASC 740-10-15. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on the company’s financial position. The Company is not under examination for any open tax years.

NOTE 6: SUBSEQUENT EVENTS

On December 14, 2010, the Company entered into a share exchange agreement with Vision Technologies, Inc., a Delaware corporation (“VT”) and with Robert “Lee” Thompson, VT’s CEO. Consummation of the share exchange transaction is subject to acceptance by a majority of VT’s shareholders and the completion of audits for both VT and the Company. If the conditions precedent are satisfied, on or about the time of the closing, the parties to the share exchange agreement will consummate the share exchange, a change of name, and a change of control of the Company. Within 60 days of the closing of the share exchange transaction, the reorganized company will register the shares owned by the shareholders of the Company and their assigns. The existing shareholders of the Company also receive time-limited anti-dilution rights in the share exchange agreement. The Merger is intended to qualify as a “reorganization” for federal income tax purposes. As a result of the exchange transaction, the holders of shares of VT common stock will receive one share of Company common stock for each share of VT common stock held immediately prior to the effective date of the exchange. Each share of Company common stock outstanding immediately prior to the exchange will be cancelled; however, these shares are owned by a majority shareholder of the Company, a party to the share exchange agreement, who also owns shares of VT common stock.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Our disclosure procedures and controls were defective because we failed to report our evaluation of them within the time periods specified in SEC rules and forms.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table includes the names, positions held, and ages of our executive officers and directors as of February 18, 2011.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified. None of the directors and officers is related to any other director or officer of the Company except as otherwise set forth below.

Name	Age	Position	Director Since
Tony N. Frudakis, Ph.D	44	Director, President, CEO, Principal Financial Officer, Treasurer, and Secretary	November 2010

TONY N. FRUDAKIS, Ph.D. Since March 2009 Dr. Frudakis has been a private equity investor in, and scientific research consultant to, various public and private enterprises having business lines in high technology and applied science fields.  Between December 2005 and approximately July 2006, Dr. Frudakis was an officer, director, and one-third beneficial owner of Quetzal Capital 1, Inc., a reporting shell company that subsequently acquired Valley Forge Composite Technologies, Inc. (OTCBB: VLYF).  Dr. Frudakis resigned as an officer and director of Quetzal Capital 1, Inc. at the time of the acquisition.  During much of his time between 1998 and March 2009, Dr. Frudakis was the chief scientific officer and a member of the board of directors of DNAPrint genomics, Inc. (f/k/a GAFF Biologic), a publicly traded company, a company he founded and served in various capacities, including president and chief executive officer. Dr. Frudakis resigned as an officer and director of DNAPrint genomics, Inc. on March 6, 2009.  From June 30, 2004 to February 11, 2005, Dr. Frudakis served as president and a director of a shell corporation that acquired Worldwide Biotech and Pharmaceutical Company (OTCBB: WWBP), formerly named Sun City Industries, Inc. Earlier in his career, Dr. Frudakis was a research scientist for Corixa Corporation where he developed several new techniques for RNA fingerprinting, managed and executed high-throughput gene discovery programs for various cancers and was instrumental in the company's early success in attracting research and development partners.  Dr. Frudakis received his Ph.D. from the University of California at Berkeley in 1995.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

During the past ten years, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our current directors, executive officers, promoters or control persons.

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

Based solely on the Company's review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with. The Company has no information to the contrary for any prior period.

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

ITEM 11. EXECUTIVE COMPENSATION.

Our sole officer and director has not been compensated by the Company. There are not now in place any employment or similar agreements, written or otherwise, or understandings or arrangements, to which we are a party with our sole officer and director, and we do not anticipate that we will enter into any such agreements before we consummate a business combination, should that occur. Our sole officer and director intends to devote no more than a few hours per week to our affairs in the meantime.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 18, 2011, the number of shares of Common Stock owned of record and beneficially by (i) executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company, and (ii) all directors and executive officers as a group.

		Amount & Nature	Percent
	Title of	Of Beneficial	Of
Name and Address	Class	Ownership(1)	Class
Tony N. Frudakis(1)
12913 42nd Ter. West	Common	3,000,000	100.00%
Cortez, FL 34215
Director, 5% Owner, President, Treasurer, Secretary

All officers and directors as a group (1)	Common	3,000,000	100.00%

(1)

 Frudakis is the sole officer and director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the last year, we have not had any transactions required to be disclosed pursuant to this Item.

We currently maintain our office and use the equipment at the home of the Tony N. Frudakis on a month-to-month basis and at no cost. Management estimated that the value conveyed to us as a result of this arrangement is immaterial.

Director Independence

Our board of directors currently consists of one member, We are not currently subject to any law, rule or regulation requiring that all or any portion of our board of directors include "independent" directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the years ended December 31, 2008 and December 31, 2007 (January 11, 2007 (inception) through December 31, 2007):

Fee Category	2008	2007
Audit Fees	$5,350	$5,000
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$5,350	$5,000

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees"

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

Pre-Approval Policies and Procedures.  Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Skyview Holdings Corp. are included in this report under Item 8 on pages 14 through 25.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

No.

Description

3.1

Articles of Incorporation (Incorporated by reference to exhibit 3.1 of Form 10-SB, filed February 21, 2007)

3.2

Bylaws (Incorporated by reference to exhibit 3.2 of Form 10-SB, filed February 21, 2007)

10.1

Stock Purchase Agreement (Incorporated by reference to exhibit 2.1 of Form 8-K, filed November 30, 2010)

10.2

Stock Redemption Agreement of Donald R. McKelvey (Incorporated by reference to exhibit 2.2 of Form 8-K, filed November 30, 2010)

10.3

Stock Redemption Agreement of David M. Kaye (Incorporated by reference to exhibit 2.3 of Form 8-K, filed November 30, 2010)

10.4

Share Exchange Agreement (Incorporated by reference to exhibit 2.1 of Form 8-K, filed December 23, 2010)

31.1

Principal Executive Officer and Principal Financial Officer Certification

32.1

Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYVIEW HOLDINGS CORP.

By:     /s/ Tony N. Frudakis

Tony N. Frudakis

President

Date:   February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Tony N. Frudakis

Tony N. Frudakis

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date:   February 18, 2011