Form 10-Q
period 2009-03-31
Skyview Holdings Corp.
filed 2011-03-07
CIK 1390028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52480

SKYVIEW HOLDINGS CORP.

(Exact name of Registrant as Specified in its Charter)

Delaware	35-2287663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12913 42nd Terrace West, Cortez, FL	34215-2558
(Address of principal executive offices)l	(Zip Code)

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

Yes   ☒       No ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. Class: Common Stock, $.00001 par value per share.  Outstanding as of March 1, 2011: 3,000,000.

SKYVIEW HOLDINGS CORP.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:	4

Condensed Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	5

Condensed Statements of Operations for the three month periods ended March 31, 2009 and 2008 and Cumulative from January 11, 2007 (Inception) to March 31, 2009 (Unaudited)	6

Condensed Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008 and Cumulative for the period January 11, 2007 (Inception) to March 31, 2009 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4T. CONTROLS AND PROCEDURES	14

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4. [REMOVED AND RESERVED]	14

ITEM 5. OTHER INFORMATION	14

ITEM 6. EXHIBITS	14

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Skyview Holdings Corp. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

The financial statements of the Company, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the year ended December 31, 2008.

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current Assets:
Cash and equivalents	$350	$370

Total Assets	$350	$370

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expense	$8,650	$8,650
Shareholder’s loan	13,322	13,322
Total Current Liabilities	21,972	21,972

Total Liabilities	21,972	21,972

Capital stock:
Preferred stock, $0.00001 par value, 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized; 5,000,000 issued and outstanding	50	50
Deficit accumulated during the development stage	(21,672)	(21,652)

Total Shareholders' Equity (Deficiency)	(21,622)	(21,602)

Total Liabilities and Shareholders' Equity (Deficiency)	$350	$370

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended March 31, 2009	For The Three Months Ended March 31, 2008	Cumulative from January 11, 2007 (Inception) to March 31, 2009

Revenues:	$-	$-	$-

Operating Expenses:

Professional fees	-	500	18,850
Organizations expense	-	-	339
Outside services	-	-	2,443
Bank charges	20	20	40
Total Operating Expenses	20	520	21,672

Net Loss	$(20)	$(520)	$(21,672)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) TO MARCH 31, 2009

(UNAUDITED)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	Cumulative From January 11, 2007 (Inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(20)	$(520)	$(21,672)
Increase (decrease) in current assets and liabilities:
Increase (decrease) in accrued expenses	-	(1,250)	8,650
Net cash used in operating activities	(20)	(1,770)	(13,022)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholders as loan	-	2,000	13,322
Cash proceeds from sale of common stock	-	-	50
Net cash provided by financing activities	-	2,000	13,372

Net increase (decrease) in cash and cash equivalents	(20)	230	350
Cash and cash equivalents - beginning of period	370	240	-
Cash and cash equivalents - end of period	$350	$470	$350

Supplemental Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

March 31, 2009

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

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

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2009, the results of operations and cash flows for the three months ended March 31, 2009 and 2008.  The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period.  Actual results could differ from those estimates.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $21,672 since the inception date of January 11, 2007, working capital deficiency of $21,622 as of March 31, 2009 and recorded net loss of $20 for the three months ended March 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The existing principal shareholders of the shares, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the valuation of assets and liabilities. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s financial instruments consist principally of cash, accrued expenses, and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potentially dilutive common shares outstanding as of March 31, 2009.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements but did eliminate all references to pre-codification standards.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and do not have a significant impact on the Company’s financial statements.

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

In January 2010, FASB issued Accounting Standards Update ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company does not expect this standard to have any material impact on the Company’s financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect this standard to have any material impact on the Company’s financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder/director for its working capital requirements amounting to $13,322 as of March 31, 2009. Advances due to the shareholder/director are non-interest bearing, unsecured, and have no definite terms of repayment.

NOTE 4 - SHAREHOLDERS' EQUITY

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. No additional shares have been issued as of March 31, 2009.

NOTE 5: SUBSEQUENT EVENT

On December 14, 2010, the Company entered into a share exchange agreement with Vision Technologies, Inc., a Delaware corporation (“VT”) and with Robert “Lee” Thompson, VT’s Chief Executive Officer. Consummation of the share exchange transaction is subject to notification of all of VT’s shareholders and the completion of audits for both VT and the Company. If the conditions precedent are satisfied, on or about the time of the closing, the parties to the share exchange agreement will consummate the share exchange, a change of name, and a change of control of the Company. Within 60 days of the closing of the share exchange transaction, the reorganized company will register the shares owned by the shareholders of the Company and their assigns. The existing shareholders of the Company also receive time-limited anti-dilution rights in the share exchange agreement. The Merger is intended to qualify as a “reorganization” for federal income tax purposes. As a result of the exchange transaction, the holders of shares of VT common stock will receive one share of Company common stock for each share of VT common stock held immediately prior to the effective date of the exchange. Each share of Company common stock outstanding immediately prior to the exchange will be cancelled; however, these shares are owned by a majority shareholder of the Company, a party to the share exchange agreement, who also owns shares of VT common stock.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2009 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Plan of Operation

Skyview Holdings Corp. (“we”, “us”, “our” or the “Company”) was incorporated under the laws of the State of Delaware on January 11, 2007 as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  We have been seeking a suitable acquisition or merger candidate since we were incorporated, the day our Form 10-SB registration statement, as amended, went effective.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Our discussion of the proposed business under this caption and throughout this Form 10-Q is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

During the next 12 months we anticipate incurring costs related to: (i) filing of Exchange Act reports, and (ii) costs relating to consummating an acquisition.  We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers, and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management, or other investors.  Our sole officer and director has agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the Board of Directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital.  In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering of securities.

Our management anticipates that we will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to March 31, 2009.  Total expenses for the three months ended March 31, 2009 were $20 compared to $520 for the three months ended March 31, 2008.   Total expenses from inception to March 31, 2009 were $21,672.  These expenses consisted primarily of organizational expenses, professional fees, and outside services expenses.  The Company incurred a net loss of $20 for the three months ended March 31, 2009 compared to $520 for the three months ended March 31, 2008, and $21,672 for the period from January 11, 2007 (inception) to March 31, 2009.   It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance.   At March 31, 2009, we had total assets of $350, total liabilities of $21,972, and a working capital deficit of $21,622.

Off-Balance Sheet Arrangements

None.

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

The share exchange has not yet occurred, and we cannot guarantee that it will.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Company’s Principal Executive Officer/Principal Financial Officer has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, such officer has concluded that, as of March 31, 2009, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer/ Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. Our lack of financing directly, materially, and negatively, impacted our internal controls over financial reporting as such controls were non-existent during the fiscal quarter covered by this report. We were in a state of dormancy in which no operational activity occurred.  Because of our operational inactivity, we did not take any action to affect materially, or take any action that would be reasonably likely to affect materially, a change in our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

 None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYVIEW HOLDINGS CORP. (Registrant)

Dated: March 3, 2011	By:	/s/ Tony N. Frudakis
Tony N. Frudakis, President
(Principal Executive Officer and
Principal Accounting and Financial
Officer)