Form 10-Q
period 2009-09-30
Skyview Holdings Corp.
filed 2011-04-06
CIK 1390028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I - FINANCIAL INFORMATION

SKYVIEW HOLDINGS CORP.

Index to Financial Information

Period Ended September 30, 2009

Page

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:

Condensed Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4

Condensed Statements of Operations for the three month and nine month periods ended September 30, 2009 and 2008 and Cumulative from January 11, 2007 (Inception) to September 30, 2009 (Unaudited)	5

Condensed Statements of Cash Flows for the nine months period ended September 30, 2009 and 2008 and Cumulative for the period January 11, 2007 (Inception) to September 30, 2009 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4T. CONTROLS AND PROCEDURES	14

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	14

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3…DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4. [REMOVED AND RESERVED]	14

ITEM 5. OTHER INFORMATION	14

ITEM 6. EXHIBITS	14

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

SKYVIEW HOLDINGS CORP.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$ 350	$ 370

Total Assets	$ 350	$ 370

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$ 8,650	$ 8,650
Shareholder's loan	13,322	13,322
Total Current Liabilities	21,972	21,972

Total Liabilities	21,972	21,972

Stockholders' Deficit
Capital stock:
Preferred Stock, $0.00001 par value, 2,500,000 shares authorized; none issued and outstanding	--	--
Common Stock, $0.00001 par value, 100,000,000 shares authorized: 5,000,000 shares issued and outstanding	50	50
Deficit accumulated during the development stage	(21,672)	(21,652)
Total Stockholders' Deficit	(21,622)	(21,602)
Total Liabilities and Stockholders' Deficit	$ 350	$ 370

The accompanying notes are an integral part of these financial statements.

SKYVIEW HOLDINGS CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended September 30, 2009	For The Three Months Ended September 30, 2008	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	Cumulative from January 11, 2007 (Inception) to September 30, 2009

Revenues	$ --	$ --	$ --	$ --	$ --

Operating Expenses
Professional fees	--	500	--	1,500	18,850
Organization expense	--	--	--	--	339
Outside services	--	--	--	--	2,443
Bank charges	--	--	20	20	40
Total Operating Expenses	--	500	20	1,520	21,672

Net Loss	$ --	$ (500)	$ (20)	$ (1,520)	$ (21,672)

Net loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

SKYVIEW HOLDINGS CORP.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended September 30, 2009	For The Nine Months Ended September 30, 2008	Cumulative From January 11, 2007 (Inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$ (20)	$ (1,520)	$ (21,672)
(Increase) decrease in current assetsand liabilities:
Increase (decrease) in accrued expenses	--	(3,000)	8,650
Net cash used in operating activities	(20)	(4,520)	(13,022)

CASH FLOWS FROM INVESTING ACTIVITIES	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholders as loan	--	4,500	13,322
Cash proceeds from sale of common stock	--	-	50
Net cash provided by financing activities	--	4,500	13,372

Net increase (decrease) in cash and cash equivalents	(20)	(20)	350

Cash and cash equivalents - beginning of the period	370	240	--

Cash and cash equivalents - end of the period	$ 350	$ 220	$ 350

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$ --	$ --	$ --
Income taxes	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements.

SKYVIEW HOLDINGS CORP.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

September 30, 2009

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Skyview Holding Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. The Company had not yet commenced any formal business operations as of September 30, 2009. All activities to date have been related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31.

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2009, the results of operations and cash flows for the nine months ended September 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $21,672 since the inception date of January 11, 2007, working capital deficiency of $21,622 as of September 30, 2009 and recorded net loss of $20 for the nine months ended September 30, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The existing principal shareholders, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potentially dilutive common shares outstanding as of September 30, 2009.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder for its working capital requirements amounting to $13,322 as of September 30, 2009. Advances due to a shareholder are non-interest bearing, unsecured, and have no definite terms of repayment.

NOTE 4 - SHAREHOLDERS' EQUITY

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. No additional shares have been issued as of September 30, 2009.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the three month and nine month periods ended September 30, 2009 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to September 30, 2009.  Total expenses for the three month and nine month periods ended September 30, 2009 were $0 and $20 as compared to $500 and $1,020 for the comparable periods of 2008. Total expenses from inception to September 30, 2009 were $21,672.  These expenses consisted primarily of organizational expenses, professional fees, and outside services expenses. The Company did not incur any expenses during the three months period and incurred a net loss of $20 for the nine months period ended September 30, 2009 compared to $500 and $1,020 for the comparable periods of 2008. The Company incurred a net loss of $21,672 for the period from January

11, 2007 (inception) to September 30, 2009.  It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance.  At September 30, 2009, we had total assets of $350, total liabilities of $21,972, and a working capital deficit of $21,622.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not applicable.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Company’s Principal Executive Officer/Principal Financial Officer has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, such officer has concluded that, as of September 30, 2009, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer/ Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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