Form 10-K
period 2009-12-31
Skyview Holdings Corp.
filed 2011-04-12
CIK 1390028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common, $.00001 par value per share: 3,000,000 outstanding as of April 1, 2011.

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

Our financial statements for the year ended December 31, 2009, as well as the report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net operating loss for the period and a shareholders' deficiency. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from stockholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms. Our sole officer and director has agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the Board of Directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Holders

As of April 1, 2011, there was one holder of record of a total of 3,000,000 shares of our Common Stock.

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

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to December 31, 2009. Total expenses for the years ended December 31, 2009 and 2008 were $20 and $6,588, respectively. The Company incurred an accumulated loss of $21,672 for the period from January 11, 2007 (inception) to December 31, 2009. These expenses consisted primarily of organizational, professional fees and outside services. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At December 31, 2009, we had total assets of $350, total liabilities of $21,972 and a working capital deficit of $21,622, as compared to December 31, 2008, when we had total assets of $370, total liabilities of $21,972 and a working capital deficit of $21,602.

Our liquidity depends entirely on the willingness of our sole shareholder Tony N. Frudakis to pay our expenses. We have not attempted to raise cash from external sources and have no plan to do so.  As evidenced from our delinquent reporting status with the SEC, our controlling shareholders have often been unwilling or financially unable to pay timely the professional fees and expenses needed for us to maintain our reporting status with the SEC.  During 2010, Dr. Frudakis committed to expend the funds necessary for the Company to attain current reporting status with the SEC.  This means that we must file this Form 10-K, all Form 10-Q’s for 2010, and our Form 10-K for 2010. However, Dr. Frudakis’ commitment is contingent on his financially ability to pay the expenses as they come due to complete our delinquent SEC filings.  Dr. Frudakis cannot guarantee that he will be able to complete all of the filings necessary to bring us into current reporting status with the SEC.

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

DECEMBER 31, 2009 AND 2008

                              R.R. Hawkins & Associates International, a Professional Corporation

                                                   DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

To the Board of Directors and Shareholders

Skyview Holdings Corp.

Cortez, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Skyview Holdings Corp., a development stage company, as of December 31, 2009 and 2008 and the related statements of operations and cash flows for the years then ended and from January 11, 2007 (date of inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Holdings Corp. as of December 31, 2009 and 2008, the results of operations and its cash flows for the years then ended and from January 11, 2007 (date of Inception) to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses since January 11, 2007 (date of Inception) to December 31, 2009, stockholders’ deficit and negative working capital of $21,622 and $21,622 at December 31, 2009, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ R.R. Hawkins and Associates International, a PC

April 1, 2011

Los Angeles, CA

5777 W. Century Blvd.  , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

Current Assets:
Cash and equivalents	$350	$370

Total Assets	$350	$370

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses	$8,650	$8,650
Shareholder’s loan	13,322	13,322
Total Current Liabilities	21,972	21,972

Total Liabilities	21,972	21,972

Shareholders' Deficit
Capital stock:
Preferred stock, $0.00001 par value, 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value, 100, 000, 000 shares authorized; 5,000,000 issued and outstanding	50	50
Deficit accumulated during the development stage	(20,672)	(21,652)

Total Stockholders’ Deficit	(21,622)	(21,602)

Total Liabilities and Stockholders’ Deficit	$350	$370

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2009	For the year ended December 31, 2008	Cumulative from January 11, 2007 (Inception) to December 31, 2009

Revenues:	$-	$-	$-

Operating Expenses:

Professional fees	-	5,350	18,850
Organization expense	-	-	339
Outside services	-	1,218	2,443
Bank service charge	20	20	40
Total Operating Expenses	20	6,588	21,672

Net Loss	$(20)	$(6,588)	$(21,672)

Net loss per share - basic and diluted	$(.00)	$(.00)

Weighted average number of common shares outstanding	5,000,000	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Common Shares	Common Stock	Accumulated Deficit During Development Stage	Total

Balance - December 31, 2007	5,000,000	$50	$(15,064)	$(15,014)
Net loss for the year	-	-	(6,588)	(6,588)
Balance – December 31, 2008	5,000,000	50	(21,652)	(21,602)
Net loss for the year	-	-	(20)	(20)
Balance – December 31, 2009	5,000,000	$50	$(21,672)	$(21,622)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 11, 2007 (INCEPTION) THROUGH DECEMBER 31, 2009

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Cumulative From January 11, 2007 (Inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(20)	$(6,588)	$(21,672)
Increase(decrease) in current assets and liabilities
Increase in accrued expenses	-	150	8,650
Net cash used in operating activities	(20)	(6,438)	(13,022)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholders as loan	-	6,568	13,322
Cash proceeds from sale of common stock	-	-	50
Net cash provided by financing activities	-	6,568	13,372

Net increase (decrease) in cash and cash equivalents	(20)	130	350
Cash and cash equivalents - beginning of the period	370	240	-
Cash and cash equivalents - end of the period	350	$370	$350

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for
Interest	$-	$-
Income taxes	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2009

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Skyview Holdings Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. The Company had not yet commenced any formal business operations as of December 31, 2009.  All activities to date have been related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $21,672 since the inception date of January 11, 2007, working capital deficiency of $21,622 as of December 31, 2009 and recorded net loss of $20 for the year ended December 31, 2009. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2009 towards obtaining additional equity financing and exploring possible merger candidates and expanding the Company’s business. The existing principal shareholders of the shares, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potentially dilutive common shares outstanding as of December 31, 2009.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach.  These amended standards became effective for us beginning in the fourth quarter of fiscal year 2009 and did not have a significant impact on our consolidated financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder for its working capital requirements amounting to $13,322 as of December 31, 2009. Advances due to a shareholder are non-interest bearing, unsecured and have no definite terms of repayment.

NOTE 4 - SHAREHOLDERS' EQUITY

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. No additional shares have been issued as of December 31, 2009.

NOTE 5:  INCOME TAXES

Income tax expense for the year ended December 31, 2009 is summarized as follows:

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

December 31, 2009
Tax expense (credit) at statutory rate - federal	(34%)
State tax expense net of federal tax	-
Valuation allowance	34%
Tax expense at actual rate	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2009 is as follows:

December 31, 2009
Deferred tax assets:
Net operating loss carry forward	$ 7,368
Total gross deferred tax assets	7,368
Less - valuation allowance	(7,368)
Net deferred tax assets	$ -

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

At December 31, 2009, the Company had net accumulated losses of approximately $21,672 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2027. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $7 and $2,240, respectively.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table includes the names, positions held, and ages of our executive officers and directors as of April 1, 2011.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified. None of the directors and officers is related to any other director or officer of the Company except as otherwise set forth below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 1, 2011, the number of shares of Common Stock owned of record and beneficially by (i) executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company, and (ii) all directors and executive officers as a group.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the years ended December 31, 2009 and December 31, 2008.

Fee Category	2009	2008
Audit Fees	$-	$5,350
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$5,350

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

Date:   April 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/ Tony N. Frudakis

Tony N. Frudakis

Director and President

Principal Executive Officer

Principal Financial and Accounting Officer

Date:   April 8, 2011