Form 10-K
period 2010-12-31
Skyview Holdings Corp.
filed 2011-05-02
CIK 1390028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common, $0.00001 par value per share: 3,000,000 outstanding as of April 25, 2011.

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

PART I

ITEM 1. BUSINESS.

On December 14, 2010, we entered into a share exchange agreement with the chairman of Vision Technologies, Inc., a Delaware corporation (“VT”).  Consummation of the share exchange transaction is subject to approval by a majority of VT’s shareholders, and, as a practical matter, the completion of audits for VT.

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

Our financial statements for the years ended December 31, 2010 and 2009, as well as the report of our independent registered public accounting firm on our financial statements, call into question our ability to operate as a going concern. This conclusion is based on our net operating loss for the period and a shareholders' deficiency. Although we expect that we will be able to meet our expenses going forward based on loans and/or equity investments from stockholders or other investors, our ability to continue as a going concern will be dependent on our ability to obtain such financing on acceptable terms. Our sole officer and director has agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the Board of Directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Holders

As of April 25, 2011, there was one holder of record of a total of 3,000,000 shares of our Common Stock.

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of our management to utilize all available funds in our pursuit for an appropriate business combination.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no items requiring disclosure hereunder.

Recent Sales of Unregistered Securities

On November 24, 2010, Tony N. Frudakis, an accredited investor, purchased from the Company 3,000,000 shares of our common stock for $20,500.  The sale was conducted without advertising and in a private transaction pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to December 31, 2010. Total operating expenses for the years ended December 31, 2010 and 2009 were $497 and $20 respectively. The Company incurred an accumulated loss of $20,500 for the period from January 11, 2007 (inception) to December 31, 2010. These expenses consisted primarily of organizational, professional fees and outside services. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. The Company recorded a gain of $1,669 and $0 for the year ended December 31, 2010 and 2009 as a result of forgiveness of debts due to vendors and a related party. At December 31, 2010, we had total assets of $0, total liabilities of $0 and an accumulated deficit of $20,500 as compared to December 31, 2009, when we had total assets of $350, total liabilities of $21,972 and a working capital deficit of $21,622.

Our liquidity depends entirely on the willingness of our sole shareholder Tony N. Frudakis to pay our expenses. We have not attempted to raise cash from external sources and have no plan to do so.  As evidenced from our delinquent reporting status with the SEC, our controlling shareholders have often been unwilling or financially unable to pay timely the professional fees and expenses needed for us to maintain our reporting status with the SEC.  During 2010, Dr. Frudakis committed to expend the funds necessary for the Company to attain current reporting status with the SEC, and all reports predating this annual report have been filed but were filed late.  If we do not succeed in finding a target acquisition, we may again find ourselves in delinquent reporting status if Dr. Frudakis is unwilling to advance the funds to us that are necessary to pay our reporting expenses.

We do not have capital resources.

Change in Control

On November 24, 2010, Tony N. Frudakis, purchased from the Company 3,000,000 shares of its common stock for $20,500. A copy of the stock purchase agreement is filed as Exhibit 2.1 to Form 8-K filed on November 30, 2010 and is incorporated herein by reference.  Simultaneously, the Company redeemed a total of 5,000,000 shares of common stock from Donald R. McKelvey and David M. Kaye, resulting in a change of control. Copies of the respective redemption agreements are attached as exhibits 2.2 and 2.3 to Form 8-K filed on November 30, 2010 and are incorporated herein by reference.  Tony N. Frudakis beneficially and directly owns 3,000,000 shares of Common Stock as of the date of this report which represents (100%) of the outstanding Common Stock of the Company.  The shares acquired by Tony N. Frudakis include 3,000,000 shares of voting power.

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

Entry into a Material Definitive Agreement

On December 14, 2010, we entered into a share exchange agreement with Vision Technologies, Inc., a Delaware corporation (“VT”) and with Robert “Lee” Thompson, VT’s CEO. Consummation of the share exchange transaction is subject to acceptance by a majority of VT’s shareholders and the completion of audits for both VT and the Company. If the conditions precedent are satisfied, on or about the time of the closing, the parties to the share exchange agreement will consummate the share exchange, a change of name, and a change of control of the Company. Within 60 days of the closing of the share exchange transaction, the reorganized company will register the shares owned by Tony Frudakis and his assigns. Mr. Frudakis also receives time-limited anti-dilution rights in the share exchange agreement. The Merger is intended to qualify as a “reorganization” for federal income tax purposes. As a result of the exchange transaction, the holders of shares of VT common stock will receive one share of the Company’s common stock for each share of VT common stock held immediately prior to the effective date of the exchange. Each share of Company’s common stock outstanding immediately prior to the exchange will be cancelled; however, these shares are owned by Tony Frudakis, a party to the share exchange agreement, who also owns shares of VT common stock.

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

Off-Balance Sheet Arrangements

We have not had any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SKYVIEW HOLDINGS CORP.

(a Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

                              R.R. Hawkins & Associates International, a Professional Corporation

                                                   DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

To the Board of Directors and Shareholders

Skyview Holdings Corp.

Cortez, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Skyview Holdings Corp. a development stage company as of December 31, 2010 and 2009 and the related statements of operations and cash flows from January 11, 2007 (date of inception) for the years ending December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Holdings Corp. as of December 31, 2010 and 2009, the results of operations and its cash flows from January 11, 2007 (date of Inception) for the year ended December 31, 2010 and 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 2 to the financial statements, the Company has incurred net losses since inception, a retained deficit of $20,470 and no working capital, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ R.R. Hawkins and Associates International, a PC

April 25, 2011

Los Angeles, CA

5777 W. Century Blvd.  , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

Current Assets:
Cash and cash equivalents	$-	$-

Total Assets	$-	$350

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accrued expenses	$-	$8,650
Shareholder’s loan	-	13,322
Total Current Liabilities	-	21,972

Total Liabilities	-	21,972

Shareholders' Deficit
Capital stock:
Preferred stock, $0.00001 par value, 2,500,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.00001 par value, 100, 000, 000 shares authorized; 3,000,000 shares and 5,000,000 issued and outstanding at December 31, 2010 and 2009, respectively	30	50
Additional paid in capital	20,470	-
Deficit accumulated during the development stage	(20,500)	(21,672)

Total Stockholders’ Deficit	-	(21,622)

Total Liabilities and Stockholders’ Deficit	$-	$350

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2010	For the year ended December 31, 2009	Cumulative from January 11, 2007 (Inception) to December 31, 2010

Revenues:	$-	$-	$-

Operating Expenses:

Professional fees	-	-	18,850
Organization expense	-	-	339
Outside services	269	-	2,712
Franchise taxes	228	-	228
Bank service charge	-	20	40
Total Operating Expenses	497	20	22,169

Other income (expense)
Gain on forgiveness of debt	1,669	-	1,669
Net profit (loss)	$1,172	$(20)	$(20,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	4,797,260	5,000,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIODS FROM JANUARY 11, 2007 (INCEPTION) TO DECEMBER 31, 2010

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit During Development Stage	Total
Balance, January 11, 2007	-	$ -	$ -	$ -	$ -
Shares issued for cash	5,000,000	50	-	-	50
Net loss for the year	-	-	-	(15,064)	(15,064)
Balance - December 31, 2007	5,000,000	50	-	(15,064)	(15,014)
Net loss for the year	-	-	-	(6,588)	(6,588)
Balance - December 31, 2008	5,000,000	50	-	(21,652)	(21,602)
Net loss for the year	-	-	-	(20)	(20)
Balance - December 31, 2009	5,000,000	50	-	(21,672)	(21,622)
Redemption of shares	(5,000,000)	(50)	-	-	(50)
Issuance of shares	3,000,000	30	20,470	-	20,500
Net profit for the year	-	-	-	1,172	1,172
Balance - December 31, 2010	3,000,000	$ 30	$ 20,470	$ (20,500)	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE CUMULATIVE PERIOD FROM JANUARY 11, 2007 (INCEPTION) TO DECEMBER 31, 2010

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative From January 11, 2007 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net profit (loss) to net cash used in operating activities:
Net profit (loss)	$ 1,172	$ (20)	$ (20,500)
Changes in current assets and liabilities:
Decrease in accrued expenses	(8,650)	-	-
Decrease in stockholders' loans	(13,322)	-	-
Net cash provided by (used in) operating activities	(20,800)	(20)	(20,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholders as loan	-	-	-
Cash proceeds from sale of common stock	20,450	-	20,500
Net cash used in financing activities	20,450	-	20,500

Net decrease in cash and cash equivalents	(350)	(20)	-

Cash and cash equivalents - beginning of the period	350	370	-

Cash and cash equivalents - end of the period	$ -	$ 350	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redemption of common shares	$ 50	$ -	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2010

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Skyview Holdings Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. The Company had not yet commenced any formal business operations as of December 31, 2010. All activities to date have been related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $20,500 since the inception date of January 11, 2007, working capital deficiency of $0 as of December 31, 2010 and recorded a net profit of $1,172 for the year ended December 31, 2010 primarily as a result of forgiveness of debts. In view of the matters described above, the Company has no assets and no liabilities recorded in the accompanying balance sheet, which in turn is dependent upon the Company's ability to raise additional capital and  obtain financing to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the year ended December 31, 2010 towards obtaining additional equity financing and exploring possible merger candidates and expanding the Company’s business. The existing principal shareholders of the shares, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potentially dilutive common shares outstanding as of December 31, 2010.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3 - SHAREHOLDERS' EQUITY

The Company’s capitalization at December 31, 2010 was 100,000,000 authorized common shares and 2,500,000 authorized preferred shares, both with a par value of $0.00001 per share.

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. On November 24, 2010, pursuant to the terms of a Stock Purchase Agreement, the Company sold 3,000,000 shares of common stock to the current Chief Executive Officer for $20,500, and redeemed 5,000,000 shares of common stock owned by its former officer and shareholders, resulting in change of control. The Company has 3,000,000 shares of common stock outstanding and 0 shares of preferred stock outstanding at December 31, 2010.

NOTE 4 – COMMITMENTS

On December 14, 2010, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) with Vision Technologies, Inc., a Delaware corporation (“VT”) and with Robert “Lee” Thompson, VT’s CEO. Consummation of the share exchange transaction is subject to acceptance by a majority of VT’s shareholders and the completion of audits for both VT and the Company. If the conditions precedent are satisfied, on or about the time of the closing, the parties to the Exchange Agreement will consummate the share exchange, a change of name, and a change of control of the Company. Within 60 days of the closing of the share exchange transaction, the reorganized company will register the shares owned by Tony Frudakis and his assigns. Mr. Frudakis also receives time-limited anti-dilution rights in the Exchange Agreement. The merger is intended to qualify as a “reorganization” for federal income tax purposes. As a result of the exchange transaction, the holders of shares of VT common stock will receive one share of Company common stock for each share of VT common stock held immediately prior to the effective date of the exchange. Each share of Company common stock outstanding immediately prior to the exchange will be cancelled; however, these shares are owned by Tony Frudakis, a party to the Exchange Agreement, who also owns shares of VT common stock. The conditions of merger pursuant to the Exchange Agreement were not satisfied as of December 31, 2010.

NOTE 5: INCOME TAXES

Income tax expense for the year ended December 31, 2010 is summarized as follows:

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

December 31, 2010
Tax expense (credit) at statutory rate - federal	(34%)
State tax expense net of federal tax	-
Valuation allowance	34%
Tax expense at actual rate	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 are as follows:

December 31, 2010
Deferred tax assets:
Net operating loss carry forward	$ 6,970
Total gross deferred tax assets	6,970
Less - valuation allowance	(6,970)
Net deferred tax assets	$ -

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

At December 31, 2010, the Company had net accumulated losses of approximately $20,500 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2030. The Company has recorded a 100% valuation allowance on the deferred tax assets due to the uncertainty of its realization. The net change in the valuation allowance for the years ended December 31, 2010 and 2009 was a decrease of $398 and an increase of $7, respectively.

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

NOTE 6: SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these consolidated financial statements were issued.

None.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2010.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table includes the names, positions held, and ages of our executive officers and directors as of April 11, 2011.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified. None of the directors and officers is related to any other director or officer of the Company except as otherwise set forth below.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 11, 2011, the number of shares of Common Stock owned of record and beneficially by (i) executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company, and (ii) all directors and executive officers as a group.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the years ended December 31, 2010 and December 31, 2009.

Fee Category	2010	2009
Audit Fees	$-	$-
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$-

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

Date:   April 25, 2011

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

Date:   April 25, 2011