Form 10-Q
period 2011-03-31
Skyview Holdings Corp.
filed 2011-05-13
CIK 1390028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes   ☒       No ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. Class: Common Stock, $0.00001 par value per share.  Outstanding as of May 13, 2011: 3,000,000.

SKYVIEW HOLDINGS CORP.

Page

PART I – FINANCIAL INFORMATION
4
ITEM 1 - FINANCIAL STATEMENTS:

Condensed Balance Sheets as of March 31, 2011(Unaudited) and December 31, 2010	5

Condensed Statements of Operations for the three month periods ended March 31, 2011 and 2010 and Cumulative from January 11, 2007 (Inception) to March 31, 2011 (Unaudited)	6

Condensed Statements of Cash Flows for the three month periods ended March 31, 2011 and 2010 and Cumulative for the period January 11, 2007 (Inception) to March 31, 2011 (Unaudited)	7
8
Notes to Financial Statements (Unaudited)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4T. CONTROLS AND PROCEDURES	13

PART II -- OTHER INFORMATION	13

ITEM 1. LEGAL PROCEEDINGS	13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3…DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4. [REMOVED AND RESERVED]	13

ITEM 5. OTHER INFORMATION	13

ITEM 6. EXHIBITS	13

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

PART I

FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

The financial statements of the Company, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the year ended December 31, 2010.

Skyview Holdings Corp.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
ASSETS	(UNAUDITED)

Current Assets
Cash and cash equivalents	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expenses	$ -	-
Shareholder's loan	33,201	-
Total Current Liabilities	33,201	-

Total Liabilities	33,201	-

Stockholders' Deficit
Capital stock:
Preferred Stock, $0.00001 par value, 2,500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding at March 31, 2011 and at December 31, 2010, respectively	30	30
Additional paid in capital	20,470	20,470
Deficit accumulated during the development stage	(53,701)	(20,500)
Total Stockholders' Deficit	(33,201)	-

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of these financial statements

SKYVIEW HOLDINGS CORP.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three months ended March 31, 2011	For The Three months ended March 31, 2010	Cumulative from January 11, 2007 (Inception) to March 31, 2011

Revenues:	$--	$--	$--

Operating Expenses:

Professional fees	30,695	--	49,545
Organizations expense	--	--	339
Outside services	2,506	--	5,218
Franchise taxes	--	--	228
Bank charges	--	--	40
Total Operating Expenses	33,201	--	55,369

Other Income (Expense)
Gain on forgiveness of debt	--	--	1,669

Net Loss	$(33,201)	$--	$(53,701)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	3,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Skyview Holdings Corp

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months Ended March 31, 2011	For the three months ended March 31, 2010	Cumulative From January 11, 2007 (Inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(33,201)	$--	$(53,701)
Changes in current assets and liabilities:
Increase in stockholder’s loan	33,201	--	33,201
Net cash used in operating activities	--	--	(20,500)

CASH FLOWS FROM INVESTING ACTIVITIES	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholders as loan	--	--	--
Cash proceeds from sale of common stock	--	--	20,500
Net cash provided by financing activities	--	--	--

Net increase (decrease) in cash and cash equivalents	--	--	--

Cash and cash equivalents - beginning of the period	--	350	--

Cash and cash equivalents - end of the period	$--	$350	$--

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$--	$--	--
Income taxes	$--	$--	--

The accompanying notes are an integral part of these financial statements

SKYVIEW HOLDINGS CORP.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

March 31, 2011

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Skyview Holding Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. The Company had not yet commenced any formal business operations as of March 31, 2011. All activities to date have been related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31.

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2011, the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summary of significant accounting policies of the Company is presented to assist in the understanding of the Company’s financial statements. The financial statements and notes are the representation of the Company’s management who is responsible for their integrity and objectivity. The financial statements of the Company conform to accounting principles generally accepted in the United States of America (US GAAP). The Financial Accounting Standards Board (FASB) is the accepted standard setting body for establishing accounting and financial reporting principles.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $53,701 since the inception date of January 11, 2007, working capital deficiency of $33,201 as of March 31, 2011 and recorded net loss of $33,201 for the three months ended March 31, 2011. In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The existing principal shareholder, in order not to burden the Company, has agreed to provide funding to the Company to pay its operating expenses as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potentially dilutive common shares outstanding as of March 31, 2011.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder for its working capital requirements amounting to $33,201 as of March 31, 2011. Advances due to a shareholder are non-interest bearing, unsecured, and have no definite terms of repayment.

NOTE 4 - SHAREHOLDERS' EQUITY

The Company’s capitalization at March 31, 2011 was 100,000,000 authorized common shares and 2,500,000 authorized preferred shares, both with a par value of $0.00001 per share.

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. On November 24, 2010, pursuant to the terms of a Stock Purchase Agreement, the Company sold 3,000,000 shares of common stock to the current Chief Executive Officer for $20,500, and redeemed 5,000,000 shares of common stock owned by its former officer and a shareholder, resulting in change of control. The Company has 3,000,000 shares of common stock outstanding and 0 shares of preferred stock outstanding at March 31, 2011.

NOTE 5 – COMMITMENTS

On December 14, 2010, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) with Vision Technologies, Inc., a Delaware corporation (“VT”) and with Robert “Lee” Thompson, VT’s CEO. Consummation of the share exchange transaction is subject to acceptance by a majority of VT’s shareholders and the completion of audits for both VT and the Company. If the conditions precedent are satisfied, on or about the time of the closing, the parties to the Exchange Agreement will consummate the share exchange, a change of name, and a change of control of the Company. Within 60 days of the closing of the share exchange transaction, the reorganized company will register the shares owned by Tony Frudakis and his assigns. Mr. Frudakis also receives time-limited anti-dilution rights in the Exchange Agreement. The merger is intended to qualify as a “reorganization” for federal income tax purposes. As a result of the exchange transaction, the holders of shares of VT common stock will receive one share of Company common stock for each share of VT common stock held immediately prior to the effective date of the exchange. Each share of Company common stock outstanding immediately prior to the exchange will be cancelled; however, these shares are owned by Tony Frudakis, a party to the Exchange Agreement, who also owns shares of VT common stock. The conditions of merger pursuant to the Exchange Agreement were not satisfied as of March 31, 2011.

NOTE 6: SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements were issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the three month and nine month periods ended March 31, 2011 should be read in conjunction with the Consolidated Financial Statements and other information presented elsewhere in this quarterly report.

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

Plan of Operation

We were organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

During the next twelve months we anticipate incurring costs related to: (i) filing of Exchange Act reports, and (ii) costs relating to consummating an acquisition. We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. Our sole officer and director has agreed to provide funding to the Company to pay its annual audit fees and filing costs as long as the Board of Directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to March 31, 2011. Total operating expenses for the three months ended March 31, 2011 and 2010 were $33,201 and $0, respectively. The Company incurred an accumulated loss of $53,701 for the period from January 11, 2007 (inception) to March 31, 2011. These expenses consisted primarily of organizational, professional fees and outside services. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. The Company recorded a gain of $1,669 since January 11, 2007 (inception) to March 31, 2011 as a result of forgiveness of debts due to vendors and a related party. At March 31, 2011, we had total assets of $0, total liabilities of $33,201 and an accumulated deficit of $53,701 as compared to December 31, 2010, when we had total assets of $0, total liabilities of $0 and an accumulated deficit of $20,500.

Our liquidity depends entirely on the willingness of our sole shareholder Tony N. Frudakis to pay our expenses. We have not attempted to raise cash from external sources and have no plan to do so. As evidenced from our delinquent reporting status with the SEC, our controlling shareholders have often been unwilling or financially unable to pay timely the professional fees and expenses needed for us to maintain our reporting status with the SEC. During 2011, Dr. Frudakis committed to expend the funds necessary for the Company to attain current reporting status with the SEC, and all reports predating this annual report have been filed but were filed late. If we do not succeed in finding a target acquisition, we may again find ourselves in delinquent reporting status if Dr. Frudakis is unwilling to advance the funds to us that are necessary to pay our reporting expenses.

We do not have capital resources.

Change in Control

On November 24, 2010, Tony N. Frudakis purchased from the Company 3,000,000 shares of its common stock for $20,500. A copy of the stock purchase agreement is filed as Exhibit 2.1 to Form 8-K filed on November 30, 2010 and is incorporated herein by reference. Simultaneously, the Company redeemed a total of 5,000,000 shares of common stock from Donald R. McKelvey and David M. Kaye, resulting in a change of control. Copies of the respective redemption agreements are attached as exhibits 2.2 and 2.3 to Form 8-K filed on November 30, 2010 and are incorporated herein by reference. Tony N. Frudakis beneficially and directly owns 3,000,000 shares of Common Stock as of the date of this report which represents (100%) of the outstanding Common Stock of the Company. The shares acquired by Tony N. Frudakis include 3,000,000 shares of voting power.

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

Off-Balance Sheet Arrangements

We have not had any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Company’s Principal Executive Officer/Principal Financial Officer has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, such officer has concluded that, as of March 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer/ Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company’s Principal Executive Officer/Principal Financial Officer has evaluated changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the first quarter of 2011. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2011 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

SKYVIEW HOLDINGS CORP.

Dated: May 13, 2011	By:	/s/ Tony N. Frudakis
Tony N. Frudakis, President
(Principal Executive Officer and
Principal Accounting and Financial
Officer)