Form 10-Q
period 2011-06-30
Skyview Holdings Corp.
filed 2011-08-10
CIK 1390028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐  [THE REGISTRANT DOES NOT HAVE A WEB SITE]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes   ☒       No ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. Class: Common Stock, $0.00001 par value per share.  Outstanding as of August 9, 2011: 3,000,000.

SKYVIEW HOLDINGS CORP.

Index to Financial Information

Period Ended June 30, 2011

Page

PART I – FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS:	4

Condensed Balance Sheets as of June 30, 2011(Unaudited) and December 31, 2010	5

Condensed Statements of Operations for the three month and six month periods ended June 30, 2011 and 2010 and Cumulative from January 11, 2007 (Inception) to June 30, 2011 (Unaudited)	6

Condensed Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010 and Cumulative for the period January 11, 2007 (Inception) to June 30, 2011 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4T. CONTROLS AND PROCEDURES	13

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3…DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4. [REMOVED AND RESERVED]	13

ITEM 5. OTHER INFORMATION	13

ITEM 6. EXHIBITS	13

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

Skyview Holdings Corp.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

 (UNAUDITED)

	Jun 30, 2011	Dec 31, 2010

ASSETS
Current Assets
Cash and cash equivalents	$ --	$ --
Total Assets	$ --	$ --

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Shareholder's loan	$ 89,252	$ --
Total Current Liabilities	89,252	--
Total Liabilities	89,252	--
Stockholders' Deficit
Capital stock:
Preferred Stock, $0.00001 par value, 2,500,000 shares authorized; none issued and outstanding	--	--
Common Stock, $0.00001 par value, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding at June 30, 2011 and at December 31, 2010, respectively	30	30
Additional paid in capital	20,470	20,470
Deficit accumulated during the development stage	(109,752)	(20,500)
Total Stockholders' Deficit	(89,252)	--
Total Liabilities and Stockholders' Deficit	$ --	$ --

The accompanying notes are an integral part of these financial statements

 Skyview Holdings Corp

(A Development Stage Company)

 CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED

	For the three months ended Jun 30, 2011	For the three months ended Jun 30, 2010	For the six months ended Jun 30, 2011	For the six months ended Jun 30,2010	Cumulative from inception on Jan 11, 2007 to Jun 30, 2011
Revenues	$ --	$ --	$ --	$ --	$ --

Operating Expenses
Professional fees	54,320	--	85,015	--	103,865
Organization expense	--	--	--	--	339
Outside services	1,731	--	4,237	--	6,949
Franchise taxes	--	--	--	--	228
Bank charges	--	-	--	--	40
Total Operating Expenses	56,051	--	89,252	--	111,421

Other Income (Expense)
Gain on forgiveness of debts	--	--	--	--	1,669
Total other income (expense)	--	--	--	--	1,669

Income from operations before taxes	(56,051)	--	(89,252)	--	(109,752)
Provision for income taxes	--	--	--	--	--

Net loss	$ (56,051)	$ --	$ (89,252)	$ --	$ (109,752)

Net loss per share - basic and diluted	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)

Weighted average common shares outstanding	3,000,000	5,000,000	3,000,000	5,000,000

The accompanying notes are an integral part of these financial statements

Skyview Holdings Corp

(A Development Stage Company)

 CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June30, 2011	For the six months ended Jun 30, 2010	Cumulative From Inception Jan 11, 2007 to Jun 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$ (89,252)	$ --	$ (109,752)
Net cash used in operating activities	(89,252)	--	(109,752)

CASH FLOWS FROM INVESTING ACTIVITIES	--	--	--

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholders as loan	89,252	--	89,252
Cash proceeds from sale of common stock	--	--	20,500
Net cash provided by financing activities	89,252	--	109,752

Net decrease in cash and cash equivalents	--	--	--

Cash and cash equivalents - beginning of the period	--	350	--

Cash and cash equivalents - end of the period	$ --	$ 350	$ --

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$ --	$ --	$ --
Cash paid for Income taxes	$ --	$ --	$ --

The accompanying notes are an integral part of these financial statements

SKYVIEW HOLDINGS CORP.

(A Development Stage Company)

Notes to the Financial Statements

June 30, 2011

(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Skyview Holding Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. The Company had not yet commenced any formal business operations as of June 30, 2011. All activities to date have been related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31.

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2011, the results of operations and cash flows for the three months and six months ended June 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $109,752 since the inception date of January 11, 2007, working capital deficiency of $89,252 as of June 30, 2011 and recorded a net loss of $89,252 for the six months ended June 30, 2011. In view of the matters described above, continued operations of the Company is dependent upon the Company's ability to raise additional capital, obtain financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The existing principal shareholder, in order not to burden the Company, has agreed to provide funding to the Company to pay its operating expenses as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Earnings (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potentially dilutive common shares outstanding as of June 30, 2011.

Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder for its working capital requirements amounting to $89,252 as of June 30, 2011. Advances due to a shareholder are non-interest bearing, unsecured, and have no definite terms of repayment.

NOTE 4 - SHAREHOLDERS' EQUITY

The Company’s capitalization at June 30, 2011 was 100,000,000 authorized common shares and 2,500,000 authorized preferred shares, both with a par value of $0.00001 per share.

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. On November 24, 2010, pursuant to the terms of a Stock Purchase Agreement, the Company sold 3,000,000 shares of common stock to the current Chief Executive Officer for $20,500, and redeemed 5,000,000 shares of common stock owned by its former officer and a shareholder, resulting in change of control. The Company has 3,000,000 shares of common stock outstanding and 0 shares of preferred stock outstanding at June 30, 2011.

NOTE 5 – COMMITMENTS

On December 14, 2010, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) with Vision Technologies, Inc., a Delaware corporation (“VT”) and with Robert “Lee” Thompson, VT’s Chief Executive Officer. Consummation of the share exchange transaction is subject to acceptance by a majority of VT’s shareholders and the completion of audits for both VT and the Company. If the conditions precedent are satisfied, on or about the time of the closing, the parties to the Exchange Agreement will consummate the share exchange, a change of name, and a change of control of the Company. Within 60 days of the closing of the share exchange transaction, the reorganized company will register the shares owned by Tony Frudakis and his assigns. Mr. Frudakis also receives time-limited anti-dilution rights in the Exchange Agreement. The merger is intended to qualify as a “reorganization” for federal income tax purposes. As a result of the exchange transaction, the holders of shares of VT common stock will receive one share of Company common stock for each share of VT common stock held immediately prior to the effective date of the exchange. Each share of Company common stock outstanding immediately prior to the exchange will be cancelled; however, these shares are owned by Tony Frudakis, a party to the Exchange Agreement, who also owns shares of VT common stock. The conditions of merger pursuant to the Exchange Agreement were not satisfied as of June 30, 2011.

NOTE 6: SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements were issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the three month and six month periods ended June 30, 2011 should be read in conjunction with the financial statements and other information presented elsewhere in this quarterly report.

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

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to June 30, 2011. Total operating expenses for the three months and six months ended June 30, 2011 were $56,051 and $89,252 compared to $0 and $0 for the comparable periods of 2010. These expenses consisted primarily of organizational, professional fees and outside services. The Company recorded a gain of $1,669 since January 11, 2007 (inception) to June 30, 2011 due to forgiveness of debts due to vendors and a related party. As a result, the Company incurred an accumulated loss of $109,752 for the period from January 11, 2007 (inception) to June 30, 2011. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At June 30, 2011, we had no assets, total liabilities of $89,252 and an accumulated deficit of $109,752, as compared to December 31, 2010 when we had no assets and no liabilities and an accumulated deficit of $20,500.

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

On November 24, 2010, Tony N. Frudakis, Ph.D, was appointed as a director and President, Chief Executive Officer, Principal Financial Officer, Secretary, Treasurer of the Registrant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Company’s Principal Executive Officer/Principal Financial Officer has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, such officer has concluded that, as of June 30, 2011, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer/ Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SKYVIEW HOLDINGS CORP.

Dated: August 9, 2011	By:	/s/ Tony N. Frudakis
Tony N. Frudakis, President
(Principal Executive Officer and
Principal Accounting and Financial
Officer)