Form 10-Q
period 2011-09-30
Skyview Holdings Corp.
filed 2011-11-15
CIK 1390028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date. Class: Common Stock, $0.00001 par value per share.  Outstanding as of October 31, 2011: 3,000,000.

PART I - FINANCIAL INFORMATION

SKYVIEW HOLDINGS CORP.

Index to Financial Information
Period Ended September 30, 2011

		Page

	PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:	4

	Condensed Balance Sheets as of September 30, 2011(Unaudited) and December 31, 2010	5

	Condensed Statements of Operations for the three month and nine month periods ended September 30, 2011 and 2010 and Cumulative from January 11, 2007 (Inception) to September 30, 2011 (Unaudited)	6

	Condensed Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010 and Cumulative for the period January 11, 2007 (Inception) to September 30, 2011 (Unaudited)	7

	Notes to Financial Statements (Unaudited)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4T.	CONTROLS AND PROCEDURES	13

	PART II -- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4.	[REMOVED AND RESERVED]	14

ITEM 5.	OTHER INFORMATION	14

ITEM 6.	EXHIBITS	14

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

Skyview Holdings Corp.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2011	December 31,
	(UNAUDITED)	2010
ASSETS

Current Assets
Cash and cash equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Advance from a shareholder	$118,883	$-
Total Current Liabilities	118,883	-

Total Liabilities	118,883	-

Stockholders' Deficit
Capital stock:
Preferred Stock, $0.00001 par value, 2,500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized; 3,000,000 shares issued and outstanding at September 30, 2011 and at December 31, 2010, respectively	30	30
Additional paid in capital	20,470	20,470
Deficit accumulated during the development stage	(139,383)	(20,500)
Total Stockholders' Deficit	(118,883)	-

Total Liabilities and Stockholders' Deficit	$-	$-

The accompanying notes are an integral part of these financial statements.

Skyview Holdings Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,		Cumulative From January 11, 2007 (Inception) to
	2011	2010	2011	2010	September 30, 2011

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	27,813	-	112,828	-	131,678
Organization expense	-	-	-	-	339
Outside services	1,818	-	6,055	-	8,767
Franchise taxes	-	-	-	-	228
Bank charges	-	-	-	-	40
Total Operating Expenses	29,631	-	118,883	-	141,052

Other Income (Expense)
Gain on forgiveness of debts	-	-	-	-	1,669
Total Other Income (Expense)	-	-	-	-	1,669

Loss from operations before income tax	(29,631)	-	(118,883)	-	(139,383)

Provision for income tax	-	-	-	-	-

Net loss	$(29,631)	$-	$(118,883)	$-	$(139,383)

Net loss per share - basic and diluted	$(0.01)	$0.00	$(0.04)	$0.00

Weighted average number of common shares outstanding	3,000,000	5,000,000	3,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Skyview Holdings Corp.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010	Cumulative From January 11, 2007 (Inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net loss to net cash used in operating activities:
Net loss	$(118,883)	$-	$(139,383)
Net cash used in operating activities	(118,883)	-	(139,383)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from advances from a shareholder	118,883	-	118,883
Cash proceeds from sale of common stock	-	-	20,500
Net cash provided by financing activities	118,883	-	139,383

Net decrease in cash and cash equivalents	-	-	-

Cash and cash equivalents - beginning of the period	-	350	-

Cash and cash equivalents - end of the period	$-	$350	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	$-	$-	$-
Cash paid for Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SKYVIEW HOLDINGS CORP.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Skyview Holding Corp. (the "Company"), a development stage company, was incorporated in Delaware on January 11, 2007. The Company had not yet commenced any formal business operations as of September 30, 2011. All activities to date have been related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31.

Basis of presentation
The accompanying interim condensed financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2011, the results of operations and cash flows for the three months and nine months ended September 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. The Company has an accumulated deficit of $139,383 since the inception date of January 11, 2007, working capital deficiency of $118,883 as of September 30, 2011 and recorded a net loss of $118,883 for the nine months ended September 30, 2011. In view of the matters described above, continued operations of the Company is dependent upon the Company's ability to raise additional capital, obtain financing, and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The existing principal shareholder, in order not to burden the Company, has agreed to provide funding to the Company to pay its operating expenses as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Earnings (Loss) Per Share
The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted net earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. There were no potentially dilutive common shares outstanding as of September 30, 2011.

Comprehensive Loss
ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2011, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Recent Accounting Pronouncements
The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has received advances from a shareholder for its working capital requirements amounting to $118,883 as of September 30, 2011. Advances due to a shareholder are non-interest bearing, unsecured, and have no definite terms of repayment.

NOTE 4 - SHAREHOLDERS' EQUITY

The Company’s capitalization at September 30, 2011 was 100,000,000 authorized common shares and 2,500,000 authorized preferred shares, both with a par value of $0.00001 per share.

On January 11, 2007, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. On November 24, 2010, pursuant to the terms of a Stock Purchase Agreement, the Company sold 3,000,000 shares of common stock to the current Chief Executive Officer for $20,500, and redeemed 5,000,000 shares of common stock owned by its former officer and a shareholder, resulting in change of control. The Company has 3,000,000 shares of common stock outstanding and 0 shares of preferred stock outstanding at September 30, 2011.

NOTE 5 – COMMITMENTS

On December 14, 2010, the Company entered into a Share Exchange Agreement (“Exchange Agreement”) with Vision Technologies, Inc., a Delaware corporation (“VT”) and with Robert “Lee” Thompson, VT’s Chief Executive Officer. Consummation of the share exchange transaction is subject to acceptance by a majority of VT’s shareholders and the completion of audits for both VT and the Company. If the conditions precedent are satisfied, on or about the time of the closing, the parties to the Exchange Agreement will consummate the share exchange, a change of name, and a change of control of the Company. Within 60 days of the closing of the share exchange transaction, the reorganized company will register the shares owned by Tony Frudakis and his assigns. Mr. Frudakis also receives time-limited anti-dilution rights in the Exchange Agreement. The merger is intended to qualify as a “reorganization” for federal income tax purposes. As a result of the exchange transaction, the holders of shares of VT common stock will receive one share of Company common stock for each share of VT common stock held immediately prior to the effective date of the exchange. Each share of Company common stock outstanding immediately prior to the exchange will be cancelled; however, these shares are owned by Tony Frudakis, a party to the Exchange Agreement, who also owns shares of VT common stock. The conditions of merger pursuant to the Exchange Agreement were not satisfied as of September 30, 2011.

NOTE 6: SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements were issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the three month and nine month periods ended September 30, 2011 should be read in conjunction with the financial statements and other information presented elsewhere in this quarterly report.

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

Because we currently do not have any business operations, we have not had any revenues since January 11, 2007 (inception) to September 30, 2011. Total operating expenses for the three months and nine months ended September 30, 2011 were $29,631 and $118,883 compared to $0 and $0 for the comparable periods of 2010. These expenses consisted primarily of professional fees paid to the accountants and EDGAR filing fees. The Company recorded a gain of $1,669 since January 11, 2007 (inception) to September 30, 2011 due to forgiveness of debts due to vendors and a related party. As a result, the Company incurred an accumulated loss of $139,383 for the period from January 11, 2007 (inception) to September 30, 2011. It is unlikely that we will have any revenues unless we are able to effect a business combination, of which there can be no assurance. At September 30, 2011, we had no assets, total liabilities of $118,883 and an accumulated deficit of $139,383, as compared to December 31, 2010 when we had no assets and no liabilities and an accumulated deficit of $20,500.

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

The share exchange has not yet occurred, and we cannot guarantee that it will. On September 30, 2011, the Company filed a Form S-4 registration statement with the SEC to register the exchange offer of shares to VT shareholders and to register the re-offer of shares in the event that a majority of VT shareholders approve the proposed reorganization and desire to sell their newly issued Company shares received as part of the exchange offer.  As of the filing of this report, the Form S-4 has not been declared effective by the SEC.

Off-Balance Sheet Arrangements

We have not had any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  The Company’s Principal Executive Officer/Principal Financial Officer has evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, such officer has concluded that, as of September 30, 2011, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer/ Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.  [REMOVED AND RESERVED]

ITEM 5.  OTHER INFORMATION

On October 4, 2011, the president of the Company, Tony N. Frudakis, along with Vision Technologies, Inc. and its president Robert Lee Thompson, Sr., were named as respondents in a summary cease and desist order issued by the Pennsylvania Securities Commission. The matter is styled as In the Matter of Vision Technologies, Inc., Robert Lee Thompson, Sr., and Tony N. Frudakis d/b/a Philton Private Equities Group, Docket No. 2011-09-12.  The summary cease and desist order alleges that Vision Technologies, Inc.’s common stock is not registered in Pennsylvania, is not exempt from registration, and that Tony Frudakis acted as an unregistered broker dealer in Pennsylvania by providing information about Vision Technologies, Inc. to an unaccredited investor in Pennsylvania.  Dr. Frudakis has requested that a hearing be held to contest the allegations against him.

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYVIEW HOLDINGS CORP.
Dated: November 14, 2011	By:	/s/ Tony N. Frudakis
Tony N. Frudakis, President
(Principal Executive Officer and
Principal Accounting and Financial
Officer)