Form 10-K/A
period 2010-12-31
Skyview Holdings Corp.
filed 2012-02-23
CIK 1390028

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

  ☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the fiscal year ended DECEMBER 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission file number 000-52480

Skyview Holdings Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-217663
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

12913 42nd Ter. West Cortez, FL	34215
(Address of Principal Executive Offices)	(Zip Code)

(941) 794-0394
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(B) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock ($.00001 par value)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒         No ☐

1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act: Check one:

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the lat business day of the Registrant’s most recently completed second fiscal quarter.  Not applicable.

Indicate the Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  Common, $0.00001 par value per share: 3,000,000 outstanding as of April 25, 2011.

Documents Incorporated by Reference:  None

2

EXPLANATORY NOTE

Skyview Holdings Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 8 of Part II of its annual report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities Exchange Commission on April 4, 20011 (the “Original Filing”).  The purpose of this Amendment No. 1 is to file the report of the Company’s independent registered accounting firm that is in accord with and required by the provisions of Article 3 of Regulation S-X.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 8, as amended, in its entirety.  No other revisions or amendments have been made to Part II, Item 8 or to any other portion of the Original Filing.  This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.  Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

3

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SKYVIEW HOLDINGS CORP.
(a Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

To the Board of Directors and Shareholders
Skyview Holdings, Inc.
Cortez, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Skyview Holdings, Inc. a development stage company as of December 31, 2010 and 2009 and the related statements of operations, shareholder’s equity, and cash flows from January 11, 2007 (date of inception) for the years ending December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skyview Holdings, Inc. as of December 31, 2010 and 2009, the results of operations, statement of shareholders’ deficit and its cash flows from January 11, 2007 (date of Inception) for the year ended December 31, 2010 and 2009 in conformity with generally accepted accounting principles in the United States of America.

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
February 20, 2012
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

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIODS FROM JANUARY 11, 2007 (INCEPTION) TO DECEMBER 31, 2010

	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit During Development Stage	Total
Balance, January 11, 2007	-	$-	$-	$-	$-
Shares issued for cash	5,000,000	50	-	-	50
Net loss for the year	-	-	-	(15,064)	(15,064)
Balance - December 31, 2007	5,000,000	50	-	(15,064)	(15,014)
Net loss for the year	-	-	-	(6,588)	(6,588)
Balance - December 31, 2008	5,000,000	50	-	(21,652)	(21,602)
Net loss for the year	-	-	-	(20)	(20)
Balance - December 31, 2009	5,000,000	50	-	(21,672)	(21,622)
Redemption of shares	(5,000,000)	(50)	-	-	(50)
Issuance of shares	3,000,000	30	20,470	-	20,500
Net profit for the year	-	-	-	1,172	1,172
Balance - December 31, 2010	3,000,000	$30	$20,470	$(20,500)	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

SKYVIEW HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE CUMULATIVE PERIOD FROM JANUARY 11, 2007 (INCEPTION) TO DECEMBER 31, 2010

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Cumulative From January 11, 2007 (Inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Reconciliation of net profit (loss) to net cash used in operating activities:
Net profit (loss)	$1,172	$(20)	$(20,500)
Changes in current assets and liabilities:
Decrease in accrued expenses	(8,650)	-	-
Decrease in stockholders' loans	(13,322)	-	-
Net cash provided by (used in) operating activities	(20,800)	(20)	(20,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from shareholders as loan	-	-	-
Cash proceeds from sale of common stock	20,450	-	20,500
Net cash used in financing activities	20,450	-	20,500

Net decrease in cash and cash equivalents	(350)	(20)	-

Cash and cash equivalents - beginning of the period	350	370	-

Cash and cash equivalents - end of the period	$-	$350	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redemption of common shares	$50	$-	$-

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

NOTE 5: INCOME TAXES

Income tax expense for the year ended December 31, 2010 is summarized as follows:

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statements of Operations:

	December 31, 2010
Tax expense (credit) at statutory rate - federal	(34%	)
State tax expense net of federal tax	-
Valuation allowance	34%
Tax expense at actual rate	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 are as follows:

December 31, 2010
Deferred tax assets:
Net operating loss carry forward	$6,970
Total gross deferred tax assets	6,970
Less - valuation allowance	(6,970)
Net deferred tax assets	$-

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

Skyview Holdings, Corp.

By:	/s/ Tony N. Frudakis
Tony N. Frudakis
President

Date:  February 22, 2012

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

By:	/s/ Tony N. Frudakis
Tony N. Frudakis
Director and President
Principal Executive Officer
Principal Financial and Accounting Officer

Date: February 22, 2012

4